Form 10QSB
period 2007-09-30
JAG MEDIA GROUP, INC.
filed 2007-11-14
CIK 1392486

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                        Commission File No. _____________

                              JAG MEDIA GROUP, INC.
                 (Name of Small Business Issuer in its charter)

                      COLORADO
                      --------                              ----------------
           (State or other jurisdiction of               (I.R.S. employer
             incorporation or formation)                  identification number)

                         15851 Dallas Parkway, Suite 180
                              Addison, Texas 75001
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (972) 450-5995
                    Issuer's facsimile number: (972) 450-5988

                                 FORMER ADDRESS
                             3755 Avocado Blvd, #229
                                La Mesa, CA 91941

                                   Copies to:
                              JAG MEDIA GROUP, INC.
                         15851 Dallas Parkway, Suite 180
                              Addison, Texas 75001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2007: 5,000,000 shares of common stock.

                              JAG MEDIA GROUP, INC.
--------------------------------------------------------------------------------
                              FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 2007
--------------------------------------------------------------------------------
                              JAG MEDIA GROUP, INC.
                        (A Development Stage Enterprise)
               INDEX TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

                                                                          Page

Financial Statements

Balance Sheet                                                              F-1

Statements of Operations                                                   F-2

Statements of Stockholder's Equity                                         F-3

Statements of Cash Flows                                                   F-4


Notes to Financial Statements                                        F-5 - F-6

--------------------------------------------------------------------------------

                              JAG MEDIA GROUP, INC.
                        (A Development Stage Enterprise)
                       INTERIM AND UNAUDITED BALANCE SHEET
                               SEPTEMBER 30, 2007

                                                                September 30,
                                                                     2007
                                                                 (Unaudited)
ASSETS

 Total assets                                                  $           --
                                                               ================

LIABILITIES AND STOCKHOLDER'S EQUITY

Commitment and contingencies                                   $           --
                                                               ================
Stockholder's equity                                                       --
Preferred stock, $.001 par value,
 authorized 20,000,000 shares, none issued
Common stock, $.001 par value,
 authorized 100,000,000 shares,                                           5,000
 5,000,000 issued and outstanding
Additional paid in capital                                                 --
Deficit accumulated during the development stage                         (5,000)


 Total stockholder's equity

                                                               ----------------

 Total liabilities and stockholder's equity                                --

                                                               ----------------
                                                                           --
                                                               ================

    The accompanying notes are an integral part of these financial statements




                              JAG MEDIA GROUP, INC.
                        (A Development Stage Enterprise)
                 INTERIM AND UNAUDITED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                 For the
                                                               Three months        For the period
                                                                  ended            February 16, 2007
                                                               September 30,      (Inception) through
                                                                   2007           September 30, 2007

INCOME

Revenue                                                         $            -     $             -
Expenses                                                        $            -     $             -
General and Administrative                                                   -     $          5,000
                                                                ---------------    ----------------
Total Expenses                                                  $            -     $        ($5,000)
Net Loss                                                                                     (5,000)
                                                                ---------------    ----------------
Net loss per share (basic and diluted)                          $                  $           (.00)
Weighted average shares outstanding (basic and diluted)               5,000,000           5,000,000
                                                                ---------------    ----------------



The accompanying notes are an integral part of these financial statements




                              JAG MEDIA GROUP, INC.
                        (A Development Stage Enterprise)
       INTERIM AND UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
     For the period from February 16, 2007 (Inception) to September 30, 2007
                                   (Unaudited)





                                                                               ADDITIONAL
                                                       COMMON STOCK             PAID-IN         DEFICIT
                                                    Shares         Amount       CAPITAL       ACCUMULATED      TOTAL
                                               ----------------- ------------ ------------- ---------------- -------------

ISSUANCE OF COMMON STOCK
Balance February 16, 2007                                     0            0             0             0             0
Shares issued in Lieu of Services,
February 16, 2007                                     5,000,000       $5,000    $        0     $       0        $5,000


Net Loss                                                                                         ($5,000)      ($5,000)
Balance  September 30, 2007

                                                      5,000,000       $5,000    $        0       ($5,000)            0



The accompanying notes are an integral part of these financial statements

                              JAG MEDIA GROUP, INC.
                        (a Development Stage Enterprise)
                 INTERIM AND UNAUDITED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    For the
                                                                    period
                                                                  February 16,
                                                                     2007
                                                                  (Inception)
                                                                    through
                                                                   September
                                                                    30, 2007

Cash flows from operating activities
Net Loss                                                         $     (5,000)
                                                                 ------------
Shares issued in lieu of Services                                       5,000

Cash flows used in operating activities                                   -0-
                                                                 ------------

Net increase in cash                                                       -

Cash, beginning of period                                                  -
                                                                 ------------

Cash, end of period                                              $         -

                                                                 ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest                                                                   -
Income taxes                                                               -
                                                                 ------------


The accompanying notes are an integral part of these financial statements

                              JAG MEDIA GROUP, INC.
                        (A Development Stage Enterprise)
               NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2007

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

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company's management, are necessary to present fairly the Company's financial position as of September 30, 2007, the results of its operations for the three months ended September 30, 2007, and from the date of inception (February 16, 2007) through September 30, 2007, and cash flows for the three months ended September 30, 2007, and from the date of inception (February 16, 2007) through September 30, 2007.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations and cash flows for the period since inception (February 6, 2007) through September 30, 2007 are not necessarily indicative of the results to be expected for the full year's operation.

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

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2007:

   - Common stock, $ 0.001 par value: 100,000,000 shares authorized; 5,000,000 shares issued and outstanding;

   - Preferred stock, $ 0.001 par value: 20,000,000 shares authorized; but not issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS PLAN OF OPERATION


The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the "business combination"). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

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

RESULTS OF OPERATION

The Company did not have any operating income nor any costs incurred for the three months ended September 30, 2007 and not have any operating income and only $5,000 of general administrative costs incurred for the period since inception (February 6, 2007) through September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

         None

Item 3. Defaults Upon Senior Securities.

         None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2007, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Change in Control of Registrant

Walter Reed resigned as the Company President, Chief Executive Officer, Chief Financial Officer, Trerasurer and Secretary effective September 12, 2007.

Dean Elliott was appointed as a member of the Board of Directors of the Company and President effective September 12, 2007.

Michelle Sheriff was appointed as a member of the Board of Directors of the Company and Vice President and Secretary effective September 12, 2007.

Item 6. Other Information.

         None

Item 7. Exhibits and Reports of Form 8-K.

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

         (b) Reports of Form 8-K

On September 12, 2007 the Company filed Form 8-K pursuant to a share purchase agreement dated September 5, 2007 where South Beach Live, Inc. purchased all 5,000,000 outstanding shares of JAGMEDIA GROUP, Inc. from Walter Reed, the sole shareholder, officer and director of the Company in a private purchase transaction.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: November 14, 2007

Jag Media Group, Inc.

By: /s/ Dean Elliott
-----------------------
        Dean Elliott
        President