Form 10KSB
period 2007-12-31
JAG MEDIA GROUP, INC.
filed 2008-03-25
CIK 1392486

CURRENT REPORT FOR ISSUERS SUBJECT TO THE

1934 ACT REPORTING REQUIREMENTS

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the Fiscal Year Ended December 31, 2007

Jag Media Group, Inc.

 (Exact name of registrant as specified in its charter)

    Colorado

         xxx-xxxxxx

         none
(State or other jurisdiction of incorporation)      (Commission File Number)        (IRS Employer Identification No.)

15851 Dallas Parkway, Suite 180
Addison, Texas 75001

 (Address of principal executive offices (zip code))

(972) 450-5995

(Registrant’s telephone number, including area code)

3755 Avocado Blvd, #229
La Mesa, CA 91941

(Former address)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been  subject to such filing  requirement  for the past 90days   Yes [X]   No [   ].

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [ X ]   No [   ].

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2007: $ 0

Shares of common stock outstanding at December 31, 2007:    5,000,000

PART I.

ITEM 1.

DESCRIPTION OF BUSINESS

Jag Media Group, Inc. (“the Company”) was incorporated in the State of Colorado on February 16, 2007 and has been inactive since inception.  The company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. It is currently in its development stage.

As a blank check company, the Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. As of the date of the financial statements, the Company has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Since inception, the Company has been engaged in organizational efforts.

ITEM 2.

DESCRIPTION OF PROPERTY

The Company shares an office at 15851 Dallas Parkway, Suite 180, Addison, Texas 75001.

ITEM  3.

LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote to the security holders during 2007.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Common Stock is not currently quoted on any exchange.

Shareholders

As of December 31, 2007, there was one record holders of the Common Stock.  As of February 15, 2008, there still is one record holder of the Common Stock.

Dividends

The Company has not paid cash dividends on any class of common equity since formation and the Company does not anticipate paying any dividends on its outstanding common stock in the foreseeable future.

Warrants

The Company has no warrants outstanding.

ITEM 6

MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operation

The Company did not have any operating income and $955 of general and administrative costs incurred for the three months ended December 31, 2007 and did not have any operating income and only $5,955 of general administrative costs incurred for the period since inception (February 16, 2007) through December 31, 2007.

Liquidity and Capital Resources

At December 31, 2007, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

ITEM 7.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, together with the independent auditors' report thereon of Rotenberg & Co., LLP, appear on pages F-1 through F-7 of this report.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURES

None.

ITEM 8A.

CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b)

Changes in internal controls

There were no significant changes in our internal controls or in other factors that could  significantly affect  these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

PART III.

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

As of December 31, 2007, the following persons serve as directors and officers of the Company.

Dean Elliott was appointed as a member of the Board of Directors of the Company and President effective September 12, 2007.  Mr. Elliott, has over 30 years experience in various oil and gas executive positions varying from mid-size independent oil & gas operators to large fully integrated publicly traded energy companies. For more than the last five years, Mr. Elliott has been an independent oil and gas developer. Mr. Elliott has extensive knowledge in seeking, evaluating, securing, drilling and developing over 100 oil and gas wells in Texas, Oklahoma and Louisiana. His background also includes extensive experience in mergers and acquisitions, financing and hands-on experience in all aspects of oil and gas operations, from prospect to pipeline.  Mr. Elliott is 54.

Michelle Sheriff was appointed as a member of the Board of Directors of the Company and Vice President and Secretary effective September 12, 2007.  Ms. Sheriff has been Vice-President of Curado Energy Resources in Dallas, Texas since 2005. Her experience includes drilling operations, field operations management, oil and gas accounting, land/lease/equipment purchasing, well operation evaluations, contract preparation, and marketing programs management. Prior to joining Curado Energy, Ms. Sheriff was employed with AirGATE Technologies, a Texas- based corporation focusing on enterprise wireless technology solutions in the area of RFID.  Ms. Sheriff has over 16 years sales and marketing experience developing customer relationships with Fortune 500 and national corporations.  Ms. Sheriff is 35.

ITEM 10.

EXECUTIVE COMPENSATION

Our executive officers received $-0- in 2007.

ITEM 11.

SECUIRTY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2007, the following persons are known to the Company to own 5% or more of the Company's Voting Stock:

Title / relationship

                     Amount owned

to Issuer

Name of Owner

Shares

Percent

Shareholder

South Beach Live, Inc.

5,000,000

  100.00%

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

South Beach Live, Inc. has advanced The Company $955 through the period ended December 31, 2007 to pay for professional services.

ITEM 13.

EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Independent Auditor’s Report

Consolidated Balance Sheet as of December 31, 2007

Consolidated Statement of Operations for the period February 16, 2007 (date of inception) to December 31, 2007

Consolidated Statement of Stockholders Equity for the period February 16, 2007 (date of inception) to December 31, 2007

Consolidated Statement of Cash Flows for the period February 16, 2007 (date of inception) to December 31, 2007

Notes to the Consolidated Financial Statements

(b) The company filed the following Form 8-K’s in 2007.

On October 5, 2007 the Company filed Form 8-K pursuant to a share purchase agreement dated September 12, 2007 where South Beach Live, Inc. purchased all 5,000,000 outstanding shares of JAGMEDIA GROUP, Inc. from Walter Reed, the sole shareholder, officer and director of the Company in a private purchase transaction.

(c)

Exhibits

*3.1	Certificate of Incorporation, as filed with the Colorado Secretary of State on February 16, 2007.

*3.2	By-Laws

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

* Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on March 24, 2007, and incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2007 was $1,500.

(2) AUDIT-RELATED FEES

$500 for each of the second and third quarter Form 10-QSB.

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

The Company does not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned hereunto duly authorized.

JAG MEDIA GROUP, INC.

By:

 /s/  Dean Elliott

Dean Elliott

Chief Executive Officer and Chief Financial Officer

Dated: February 19, 2008

 Exhibit 31

CERTIFICATION

I, Dean Elliott, certify that:

1. I have reviewed this annual report on Form 10-KSB of Jag Media Group, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 19, 2008

/s/  Dean Elliott

Dean Elliott

Chief Executive Officer and Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of EMazing Interactive, Inc. (the “Company”) on Form 10-KSB for the period ending December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report’), I, Dean Elliott, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  Dean Elliott

Dean Elliott

Chief Executive Officer and Chief Financial Officer

February 19, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Jag Media Group, Inc.

Addison, Texas

We have audited the accompanying balance sheet of Jag Media Group, Inc., as of December 31, 2007, and the related statements of operations, changes in stockholders' equity, and cash flows for the period February 16, 2007 (inception) to December 31, 2007. These financial statements are the responsibility of the management of Jag Media Group, Inc.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management , as well as evaluating the overall financial statement presentation.  . We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jag Media Group, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the period February 16, 2007 (inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of the date of these financial statements, the Company has made no efforts to identify a possible business combination.  Management's plans regarding these matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Rotenberg & Co., LLP

ROTENBERG & CO., LLP

Rochester, New York

February 12, 2008

JAG MEDIA GROUP, INC.

(A Development Stage Enterprise)

BALANCE SHEET

DECEMBER 31, 2007

December 31, 2007

ASSETS	0

Total assets	$-

LIABILITIES AND STOCKHOLDER'S EQUITY

Due to Related Party	$955

Stockholder's equity	-
Preferred stock, $.001 par value,
authorized 20,000,000 shares, none issued
Common stock, $.001 par value,
authorized 100,000,000 shares,	5,000
5,000,000 issued and outstanding
Additional paid in capital	-
Deficit accumulated during the development stage	(5,955)

Total stockholder's equity
(955)
Total liabilities and stockholder's equity	-

$0

The accompanying notes are an integral part of these financial statements

JAG MEDIA GROUP, INC.

(A Development Stage Enterprise)

STATEMENT OF OPERATIONS

Income	For the period February 16, 2007 (Inception) through December 31, 2007

Revenue	$-
Expenses	$-
General and Administrative	5,955
Total Expenses	$$5,955
Net Loss	(5,955)
Net loss per share (basic and diluted)	$(.00)
Weighted average shares outstanding (basic and diluted)	5,000,000

The accompanying notes are an integral part of these financial statements

JAG MEDIA GROUP, INC.

(A Development Stage Enterprise)

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

For the period from February 16, 2007 (Inception) to December 31, 2007

			Additional Paid-in Capital	Deficit accumulated	Total
	Common Stock
	Shares	Amount
Issuance of Common Stock
Balance February 16, 2007	0	0	0	0	0
Shares issued in Lieu of Services, February 16, 2007	5,000,000	$5,000	$0	$0	$5,000

Net Loss				($5,955)	($5,955)
Balance December 31, 2007
	5,000,000	$5,000	$0	($5,955)	($955)

The accompanying notes are an integral part of these financial statements

JAG MEDIA GROUP, INC.

(a Development Stage Enterprise)

STATEMENT OF CASH FLOWS

For the period February 16, 2007 (Inception) through December 31, 2007

Cash flows from operating activities
Net Loss	$(5,955)
Shares issued in lieu of Services	5,000
Increase in Related Party Advances	955
Cash flows used in operating activities	-0-

Net increase in cash	-

Cash, beginning of period	-

Cash, end of period	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	-
Income taxes	-

The accompanying notes are an integral part of these financial statements

JAG MEDIA GROUP, INC.

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

December 31, 2007

NOTE 1 - Organization and Significant Accounting Policies

Nature of Operations

Jag Media Group, Inc. (“the Company”) was incorporated in the State of Colorado on February 16, 2007 and has been inactive since inception.  The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. It is currently in its development stage.

As a blank check company, the Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. As of the date of the financial statements, the Company has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Since inception, the Company has been engaged in organizational efforts.

General

The accompanying financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of December 31, 2007, the results of operations and cash flows from the date of inception (February 16, 2007) through December 31, 2007.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations and cash flows for the period since inception (February 16, 2007) through December 31, 2007 are not necessarily indicative of the results to be expected for the full year’s operation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION – DEVELOPMENT STAGE COMPANY

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

NOTE 3 - GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of the date of these financial statements, the Company has made no efforts to identify a possible business combination.

The Company’s shareholder shall fund the Company’s activities while the Company takes steps to locate and negotiate with a business entity through acquisition, or merger with, an existing company; however, there can be no assurance these activities will be successful.

NOTE 4 - SHAREHOLDER'S EQUITY

On February 16, 2007, the Board of Directors issued 5,000,000 shares of common stock for $5,000 in services to the founding shareholder of the Company to fund organizational start-up costs.

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2007:

   -   Common stock, $ 0.001 par value: 100,000,000 shares authorized;

       5,000,000 shares issued and outstanding;

   -   Preferred stock, $ 0.001 par value: 20,000,000 shares authorized; but none issued and outstanding.

NOTE 5 – RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), “Business Combinations”.  SFAS 141(R) establishes principles and requirements for how the acquirer, recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements, but does not expect it to have a material effect.