Form 10QSB
period 2008-03-31
JAG MEDIA GROUP, INC.
filed 2008-05-20
CIK 1392486

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Issuer’s telephone number: (972) 450-5995

Issuer’s facsimile number: (972) 450-5988

Former Address

NA

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 20, 2008: 5,000,000 shares of common stock.

JAG MEDIA GROUP, INC.

FINANCIAL STATEMENTS

(Unaudited)

March 31, 2008

JAG MEDIA GROUP, INC.

(A Development Stage Enterprise)

INDEX TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

Page

Financial Statements

Balance Sheet	F-1

Statements of Operations	F-2

Statements of Stockholder’s Equity	F-3

Statements of Cash Flows	F-4

Notes to Financial Statements	F-5 - F-6

2

JAG MEDIA GROUP, INC.

(A Development Stage Enterprise)

INTERIM AND UNAUDITED BALANCE SHEET

MARCH 31, 2008

	March 31, 2008	December 31, 2007
	(Unaudited)

ASSETS

Total assets	$-	$ -

LIABILITIES AND STOCKHOLDER'S DEFICIT

Due to Stockholder	$3,988	$ 955

Stockholder's equity	-	-
Preferred stock, $.001 par value,
authorized 20,000,000 shares, none issued		-
Common stock, $.001 par value,
authorized 100,000,000 shares,	5,000	5,000
5,000,000 issued and outstanding
Additional paid in capital	-	-
Deficit accumulated during the development stage	(8,988)	(5,955)

Total stockholder's deficit	(3,988)	(955)

Total liabilities and stockholder's deficit	-	-

	$-	$ -

The accompanying notes are an integral part of these financial statements

JAG MEDIA GROUP, INC.

(A Development Stage Enterprise)

INTERIM AND UNAUDITED STATEMENTS OF OPERATIONS

(Unaudited)

Income	For the Three months ended March 31, 2008	For the Three months ended March 31, 2007	For the period February 16, 2007 (Inception) through March 31, 2008

Revenue	$-	$-	$-
Expenses	$-	$-	$-
General and Administrative	3,033	5,000	$8,988
Total Expenses	$3,033	$5,000	$8,988
Net Loss	(3,033)	(5,000)	(8,988)
Net loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding (basic and diluted)	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

JAG MEDIA GROUP, INC.

(A Development Stage Enterprise)

INTERIM AND UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

For the period from February 16, 2007 (Inception) to March 31, 2008

(Unaudited)

			Additional Paid-in Capital	Deficit accumulated
	Common Stock
	Shares	Amount			Total
Issuance of Common Stock
Balance February 16, 2007	0	0	0	0	0
Shares issued in Lieu of Services, February 16, 2007	5,000,000	$5,000	$0	$0	$5,000

Net Loss				($5,955)	($5,955)
Balance December 31, 2007
	5,000,000	$5,000.00	$0	($5,955)	(955)

Net Loss				($3,033)	($3,033)
Balance March 31, 2008	5,000,000	$5,000.00	$0	($8,988)	($3,988)

The accompanying notes are an integral part of these financial statements

JAG MEDIA GROUP, INC.

(a Development Stage Enterprise)

INTERIM AND UNAUDITED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three month period ended March 31, 2008	For the three month period ended March 31, 2007	For the period February 16, 2007 (Inception) through March 31, 2008

Cash flows from operating activities
Net Loss	$ (3,033)	$ (5,000)	$(8,988)
Shares issued in lieu of Services	-	5,000	5,000
Increase in Stockholder Advances	3,033	0	3,988
Cash flows used in operating activities	-0-	-0-	-0-

Net increase in cash	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$ -	$ -	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	-	-	-
Income taxes	-	-	-

The accompanying notes are an integral part of these financial statements

JAG MEDIA GROUP, INC.

(A Development Stage Enterprise)

NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS

March 31, 2008

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

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of March 31, 2008, the results of its operations for the three months ended March 31, 2008 and 2007, and from the date of inception (February 16, 2007) through March 31, 2008, and cash flows for the three months ended March 31, 2008 and 2007, and from the date of inception (February 16, 2007) through March 31, 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations and cash flows for the period since inception (February 16, 2007) through March 31, 2008 are not necessarily indicative of the results to be expected for the full year’s operation and should be read in conjunction with the Company’s 2007 annual 10-KSB filed on March 25, 2008 .

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

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2008:

   -   Common stock, $ 0.001 par value: 100,000,000 shares authorized;

       5,000,000 shares issued and outstanding;

   -   Preferred stock, $ 0.001 par value: 20,000,000 shares authorized; but not issued and outstanding.

NOTE 5 - DUE TO STOCKHOLDER

Since September 12, 2007, South Beach Live, Inc., the sole shareholder, has made advances to the Company for certain professional expenses while the Company is in the professional stage.  Amounts advanced to the Company totaled $3,988 and $955 at March 31, 2008 and December 31, 2007, respectively.

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

Results of Operation

The Company did not have any operating income and only $3,033 of general administrative costs incurred for the three month period ended March 31, 2008.  Since inception, (February 16, 2007) through March 31, 2008, total general administrative costs were $8,988.  General and administrative expenses incurred since inception are primarily due to legal, accounting and other professional fees.

3

Liquidity and Capital Resources

At March 31, 2008, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

4

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2008, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.            Change in Control of Registrant

No changes in the three months ended March 31, 2008.

Item 6. Other Information.

None

Item 7. Exhibits and Reports of Form 8-K.

(a) Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b) Reports of Form 8-K

No 8-K’s were filed in the three months ended March 31, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: May 20, 2008

Jag Media Group, Inc.

By: /s/ Dean Elliott

Dean Elliott

President

5