Form 10-Q
period 2008-06-30
JAG MEDIA GROUP, INC.
filed 2008-08-12
CIK 1392486

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. _____________

Jag Media Group, Inc.
(Name of Small Business Issuer in its charter)

Colorado
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

4310 Wiley Post Road
Addison, Texas 75001

Issuer’s telephone number: (972) 788-4500
Issuer’s facsimile number: (972) 788-4510

Former Address
15851 Dallas Parkway, Suite 180
Addison, Texas 75001

Copies to:
Jag Media Group, Inc.
4310 Wiley Post Road
Addison, Texas 75001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ].	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 22, 2008: 5,000,000 shares of common stock.

JAG MEDIA GROUP, INC.

FINANCIAL STATEMENTS
(Unaudited)

June 30, 2008

JAG MEDIA GROUP, INC.
(A Development Stage Enterprise)
INDEX TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Page

Financial Statements

Balance Sheets	F−1

Statements of Operations	F−2

Statements of Changes in Stockholder’s Deficit	F−3

Statements of Cash Flows	F−4

Notes to Financial Statements	F−5 − F−6

2

JAG MEDIA GROUP, INC.
(A Development Stage Enterprise)
BALANCE SHEETS
JUNE 30, 2008

	June 30, 2008	December 31, 2007
	(Unaudited)

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDER'S DEFICIT

Due to Stockholder	$5,388	$955

Stockholder's deficit	-	-
Preferred stock, $.001 par value,
authorized 20,000,000 shares, none issued		-
Common stock, $.001 par value,
authorized 100,000,000 shares,	5,000	5,000
5,000,000 issued and outstanding
Additional paid in capital	-	-
Deficit accumulated during the development stage	(10,388)	(5,955)

Total stockholder's deficit	(5,388)	(955)

Total liabilities and stockholder's deficit	-	-

	$-	$-

The accompanying notes are an integral part of these financial statements

JAG MEDIA GROUP, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three months ended June 30, 2008	For the Three months ended June 30, 2007	For the Six months ended June 30, 2008	For the Six months ended June 30, 2007	For the period February 16, 2007 (Inception) through June 30, 2008

Revenue	$-	$-	$-	$-	$-
Expenses	-	-	-	-	-
General and Administrative	1,400	-	4,433	5,000	10,388
Total Expenses	$1,400	$-	$4,433	$5,000	$10,388
Net Loss	(1,400)	-	(4,433)	(5,000)	(10,388)
Net loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding (basic and diluted)	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

JAG MEDIA GROUP, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT
For the period from February 16, 2007 (Inception) to June 30, 2008
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deficit accumulated	Total
Issuance of Common Stock
Balance February 16, 2007	-	-	-	-	-
Shares issued in Lieu of Services, February 16, 2007	5,000,000	$5,000	$-	$-	$5,000

Net Loss				$(5,955)	$(5,955)
Balance December 31, 2007
	5,000,000	$5,000.00	$-	$(5,955)	(955)

Net Loss				$(4,433)	$(4,433)
Balance June 30, 2008	5,000,000	$5,000.00	$-	$(10,388)	$(5,388)

The accompanying notes are an integral part of these financial statements

JAG MEDIA GROUP, INC.
(a Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30, 2008	For the six months ended June 30, 2007	For the period February 16, 2007 (Inception) through June 30, 2008

Cash flows from operating activities
Net Loss	$(4,433)	$(5,000)	$(10,388)
Shares issued in lieu of Services	-	5,000	5,000
Increase in Related Party Advances	4,433	-	5,388
Cash flows used in operating activities	-	-	-

Net increase in cash	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	-	-	-
Income taxes	-	-	-

The accompanying notes are an integral part of these financial statements

JAG MEDIA GROUP, INC.
(A Development Stage Enterprise)
NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
June 30, 2008

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

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of June 30, 2008, the results of its operations for the three months and six months ended June 30, 2008 and 2007, and from the date of inception (February 16, 2007) through June 30, 2008, and cash flows for the six months ended June 30, 2008 and 2007, and from the date of inception (February 16, 2007) through June 30, 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations and cash flows for the period since inception (February 16, 2007) through June 30, 2008 are not necessarily indicative of the results to be expected for the full year’s operation and should be read in conjunction with the Company’s 2007 annual 10-KSB filed on March 25, 2008 .

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

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2008:

   -   Common stock, $ 0.001 par value: 100,000,000 shares authorized;
       5,000,000 shares issued and outstanding;

   -   Preferred stock, $ 0.001 par value: 20,000,000 shares authorized; but not issued and outstanding.

NOTE 5 - DUE TO STOCKHOLDER

Since September 12, 2007, South Beach Live, Inc., the sole shareholder, has made advances to the Company for certain professional expenses while the Company is in the development stage.  Amounts advanced to the Company totaled $5,388 and $955 at June 30, 2008 and December 31, 2007, respectively.

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

Results of Operation

The Company did not have any operating income.

The Company incurred $1,400 of general and administrative expenses in the three month period ended June 30, 2008 versus $0 in the three month period ended June 30, 2007.  The current year expenses are related to accounting and filing costs.

In the six month periods ended June 30, 2008 and June 30, 2007 the Company incurred general and administrative expenses of $4,433 and $5,000 respectively.  All 2008 expenses are related to accounting and filing fees.  Since inception, (February 16, 2007) through June 30, 2008, total general administrative costs were $10,388.  General and administrative expenses incurred since inception are primarily due to legal, accounting and other professional fees.

9

Liquidity and Capital Resources

At June 30, 2008, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

10

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

                  None

Item 3.      Defaults Upon Senior Securities.

                  None

Item 4.      Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2008, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.      Change in Control of Registrant

                  No changes in the six months ended June 30, 2008.

Item 6.      Other Information.

 None

Item 7.     Exhibits and Reports of Form 8-K.

(a) Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b) Reports of Form 8-K

No 8-K’s were filed in the three months ended June 30, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: July 29, 2008

Jag Media Group, Inc.

By: /s/ Dean Elliott
President

11