Form 10-Q
period 2008-09-30
JAG MEDIA GROUP, INC.
filed 2008-11-12
CIK 1392486

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 21, 2008: 5,000,000 shares of common stock.

JAG MEDIA GROUP, INC.

FINANCIAL STATEMENTS
(Unaudited)

September 30, 2008

JAG MEDIA GROUP, INC.
(A Development Stage Enterprise)
INDEX TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

i

JAG MEDIA GROUP, INC.
(A Development Stage Enterprise)
BALANCE SHEETS
September 30, 2008

	September 30, 2008	December 31, 2007
	(Unaudited)

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDER'S DEFICIT

Due to Stockholder	$6,038	$955

Stockholder's deficit	-	-
Preferred stock, $.001 par value,
authorized 20,000,000 shares, none issued		-
Common stock, $.001 par value,
authorized 100,000,000 shares,	5,000	5,000
5,000,000 issued and outstanding
Additional paid in capital	-	-
Deficit accumulated during the development stage	(11,038)	(5,955)

Total stockholder's deficit	(6,038)	(955)

Total liabilities and stockholder's deficit	-	-

	$-	$-

The accompanying notes are an integral part of these financial statements

JAG MEDIA GROUP, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three months ended September 30, 2008	For the Three months ended September 30, 2007	For the Nine months ended September 30, 2008	For the Nine months ended September 30, 2007	For the period February 16, 2007 (Inception) through September 30, 2008

Revenue	$-	$-	$-	$-	$-
Expenses	-	-	-	-	-
General and Administrative	650	-	5,083	5,000	11,038
Total Expenses	$650	$-	$5,083	$5,000	$11,038
Net Loss	(650)	-	(5,083)	(5,000)	(11,038)
Net loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding (basic and diluted)	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

JAG MEDIA GROUP, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT
For the period from February 16, 2007 (Inception) to September 30, 2008
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deficit accumulated	Total
Issuance of Common Stock
Balance February 16, 2007	0	0	0	0	0
Shares issued in Lieu of Services, February 16, 2007	5,000,000	$5,000	$0	$0	$5,000
Net Loss				$(5,955)	$(5,955)
Balance December 31, 2007	5,000,000	$5,000	$0	$(5,955)	(955)

Net Loss				$(5,083)	$(5,083)
Balance September 30, 2008	5,000,000	$5,000	$0	$(11,038)	$(6,038)

The accompanying notes are an integral part of these financial statements

JAG MEDIA GROUP, INC.
(a Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007	For the period February 16, 2007 (Inception) through September 30, 2008

Cash flows from operating activities
Net Loss	$(5,083)	$(5,000)	$(11,038)
Shares issued in lieu of Services	-	5,000	5,000
Increase in Related Party Advances	5,083	0	6,038
Cash flows used in operating activities	-0-	-0-	-0-

Net increase in cash	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	-	-	-
Income taxes	-	-	-

The accompanying notes are an integral part of these financial statements

JAG MEDIA GROUP, INC.
(A Development Stage Enterprise)
NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
September 30, 2008

NOTE 1 - ORGANIZATION

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

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of September 30, 2008, the results of its operations for the three months and nine months ended September 30, 2008 and 2007, and from the date of inception (February 16, 2007) through September 30, 2008, and cash flows for the nine months ended September 30, 2008 and 2007, and from the date of inception (February 16, 2007) through September 30, 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations and cash flows for the period since inception (February 16, 2007) through September 30, 2008 are not necessarily indicative of the results to be expected for the full year’s operation and should be read in conjunction with the Company’s 2007 annual 10-KSB filed on March 25, 2008 ..

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION – DEVELOPMENT STAGE COMPANY

The Company has not earned any revenue from operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' deficit and cash flows disclose activity since the date of the Company's inception.

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

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2008:

   -   Common stock, $ 0.001 par value: 100,000,000 shares authorized;

       5,000,000 shares issued and outstanding;

   -   Preferred stock, $ 0.001 par value: 20,000,000 shares authorized; but not issued and outstanding.

NOTE 5 - DUE TO STOCKHOLDER

Since September 12, 2007, South Beach Live, Inc., the sole shareholder, has made advances to the Company for certain professional expenses while the Company is in the development stage.  Amounts advanced to the Company totaled $6,038 and $955 at September 30, 2008 and December 31, 2007, respectively.

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

The Company incurred $650 of general and administrative expenses in the three month period ended September 30, 2008 versus $0 in the three month period ended September 30, 2007.  The current year expenses are related to accounting and filing costs.

In the nine month periods ended September 30, 2008 and September 30, 2007 the Company incurred general and administrative expenses of $5,083 and $5,000 respectively.  All 2008 expenses are related to accounting and filing fees.  Since inception, (February 16, 2007) through September 30, 2008, total general administrative costs were $11,038.  General and administrative expenses incurred since inception are primarily due to legal, accounting and other professional fees.

Liquidity and Capital Resources

At September 30, 2008, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

The Company and our shareholders will supervise the search for target companies as potential candidates for a business combination. The Company and our shareholders may pay as their own expenses any costs incurred in supervising the search for a target company. The Company and our shareholders may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q has been made known to them.

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon an evaluation conducted for the period ended September 30, 2008, our Chief Executive and Chief Financial Officer as of September 30, 2008 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

•	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

•	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

In order to remedy our existing internal control deficiencies, as our finances allow, we will hire additional accounting staff.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 5.    Other Information

Item 1.              Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 2.             Changes in Securities.

None

Item 3.             Defaults Upon Senior Securities.

None

Item 4.             Submission of Matters to a Vote of Security Holders.
No matter was submitted during the quarter ending September 30, 2008, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.            Change in Control of Registrant

No changes in the nine months ended September 30, 2008.

Item 6.             Other Information.
On July 30, 2008, the Board appointed Charles Stidham officer and director and on the same day, Dean Elliott, who was the sole officer and director prior to the appointment of Mr. Stidham, resigned as officer, director and President.

Item 6.   Exhibits and Reports of Form 8-K.

(a) Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b) Reports of Form 8-K

No 8-K’s were filed in the three or nine months ended September 30, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: November 12, 2008

Jag Media Group, Inc.

By: /s/ Charles Stidham
Charles Stidham
President