Form 10-K
period 2008-12-31
JAG MEDIA GROUP, INC.
filed 2009-03-16
CIK 1392486

CURRENT REPORT FOR ISSUERS SUBJECT TO THE
1934 ACT REPORTING REQUIREMENTS

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the Fiscal Year Ended December 31, 2008

Jag Media Group, Inc.
 (Exact name of registrant as specified in its charter)

Colorado	xxx-xxxxxx	none
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

4310 Wiley Post Road, Suite 201
Addison, Texas 75001
 (Address of principal executive offices (zip code))

(972) 788-4500
(Registrant’s telephone number, including area code)

15851 Dallas Parkway, #180
Addison, TX 75001
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

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [ X ]   No [   ].

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2008: $ 0

Shares of common stock outstanding at December 31, 2008:    5,000,000

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

ITEM 2.                      DESCRIPTION OF PROPERTY

The Company shares an office at 4310 Wiley Post Road, Suite 201, Addison, Texas 75001.

ITEM 3.                       LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote to the security holders during 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Common Stock is not currently quoted on any exchange.

Shareholders

As of December 31, 2008, there was one record holders of the Common Stock.  As of March 10, 2009, there still is one record holder of the Common Stock.

Dividends

The Company has not paid cash dividends on any class of common equity since formation and the Company does not anticipate paying any dividends on its outstanding common stock in the foreseeable future.

Warrants

The Company has no warrants outstanding.

ITEM 6.                      MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operation

For the year ended December 31, 2008 the Company did not have any operating revenue and $6,243 of general administrative costs verses $5,955 for the year ended December 31, 2007.  Since inception, (February 16, 2007 through December 31, 2008, total general administrative costs were $12,198. All costs are accounting and service related.

Liquidity and Capital Resources

At December 31, 2008, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

ITEM 8.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURES

None.

ITEM 8A.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2008, our Chief Executive and Chief Financial Officer as of December 31, 2008 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

•	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

•	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2008.   Based on its evaluation, our management concluded that, as of December 31, 2008, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III.

ITEM 9.                      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

As of December 31, 2008, the following persons serve as directors and officers of the Company.

Charles Stidham was appointed as a member of the Board of Directors of the Company and President effective July 30, 2008.  Mr. Stidham has over 40 years experience in various oil and gas executive positions varying from mid-size independent oil & gas operators to large fully integrated publicly traded energy companies. Currently Mr. Stidham is an independent oil and gas developer. Mr. Stidham has extensive knowledge in seeking, evaluating, securing, drilling and developing oil and gas wells in Texas, Oklahoma and Louisiana. His background also includes extensive experience in mergers and acquisitions, financing and hands-on experience in all aspects of oil and gas operations, from prospect to pipeline.

Michelle Sheriff was appointed as a member of the Board of Directors of the Company and Vice President and Secretary effective September 12, 2007.  Ms. Sheriff has been Vice-President of Curado Energy Resources in Dallas, Texas since 2005. Her experience includes drilling operations, field operations management, oil and gas accounting, land/lease/equipment purchasing, well operation evaluations, contract preparation, and marketing programs management. Prior to joining Curado Energy, Ms. Sheriff was employed with AirGATE Technologies, a Texas- based corporation focusing on enterprise wireless technology solutions in the area of RFID.  Ms. Sheriff has over 16 years sales and marketing experience developing customer relationships with Fortune 500 and national corporations.  Ms. Sheriff is 36.

Dean Elliott was appointed as a member of the Board of Directors of the Company and President effective September 12, 2007.  On July 30, 2008, Mr. Elliott resigned from the Board of Directors and as President.

ITEM 10.                      EXECUTIVE COMPENSATION

Our executive officers received $-0- in 2008.

ITEM 11.	SECUIRTY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2008, the following persons are known to the Company to own 5% or more of the Company's Voting Stock:

Title/relationship to Issuer	Name of Owner	Amount owned
		Shares	Percent

Shareholder	South Beach Live, Inc.	5,000,000	100.00%

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

South Beach Live, Inc. has advanced The Company $7,198 through the period ended December 31, 2008 to pay for professional services.

ITEM 13.	EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Independent Auditor’s Report

Balance Sheets as of December 31, 2008 and 2007.

Statements of Operations for the years ended December 31, 2008 and 2007,  and from  February 16, 2007 (date of inception) to December 31, 2008.

Statements of Changes in Stockholder’s Deficit for the year ended December 31, 2008 and from February 16, 2007 (date of inception) to December 31, 2007.

Statements of Cash Flows for years ended December 31, 2008 and 2007, and from February 16, 2007 (date of inception) to December 31, 2008.

Notes to the Financial Statements

(b) The Company filed no Form 8-K’s in 2008.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements were $3,000 and $2,500 for fiscal years 2008 and 2007, respectively.

(2) AUDIT-RELATED FEES

In 2008, $500 for each of the first, second and third quarter Form 10-Q and $1,500 for the annual Form 10-K.
In 2007, $500 for each of the second and third quarter Form 10-Q and $1,500 for the annual  Form 10-K.

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

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

JAG MEDIA GROUP, INC.

By:           /s/  Charles Stidham
Charles Stidham
Chief Executive Officer and Chief Financial Officer

Dated: March 10, 2009

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Jag Media Group, Inc.
Addison, Texas

We have audited the accompanying balance sheets of Jag Media Group, Inc., as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholder’s deficit, and cash flows for the years then ended and from February 16, 2007 (date of inception) through December 31, 2008. Jag Media Group Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management , as well as evaluating the overall financial statement presentation.  . We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jag Media Group, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and from February 16, 2007 (date of inception) througho December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/  ROTENBERG & CO., LLP

ROTENBERG & CO., LLP
Rochester, New York

February 13, 2009

JAG MEDIA GROUP, INC.
(A Development Stage Company)
 Balance Sheets

	As of December 31, 2008	As of December 31, 2007

Assets

Total Assets	$0	$0

Liabilities and Stockholder’s Deficit

Due to Stockholder	$7,198	$955

Stockholder’s Deficit
Preferred stock, $.001 par value, 200,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 5,000,000 shares issued and outstanding	5,000	5,000
Additional paid in capital	0	0
Accumulated deficit	(12,198)	(5,955)
Total Stockolder’s deficit	(7,198)	(955)
Total Liabilities and Stockholder’s Deficit	$0	$0

See notes to financial statements.

JAG MEDIA GROUP, INC.
(A Development Stage Company)
Statements of Operations

	Years Ended		February 16, 2007
	December 31, 2008	December 31, 2007	To December 31, 2008

REVENUES
Revenue	$0	$0	$0

OPERATING EXPENSES:
General and administrative	6,243	5,955	12,198
Total operating expenses	$6,243	$5,955	$12,198

NET LOSS	$(6,243)	$(5,955)	$(12,198)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	5,000,000	5,000,000	5,000,000

See notes to financial statements.

JAG MEDIA GROUP, INC. (A Development Stage Company)
Statements of Changes in Stockholder’s Deficit
For the peiord from February 16, 2007 (Inception) to December 31, 2007 and For the Year Ended December 31, 2008

	Common		Paid-in	Accumulated
	Shares	Par	Capital	Deficit	Totals

Balances: February 16, 2007	0	$0	$0	$0	$0

Shares issued in lieu of services	5,000,000	$5,000	0	0	$5,000

Net loss				$(5,955)	$(5,955)

Balances: December 31, 2007	5,000,000	$5,000	0	$(5,955)	$(955)

Net loss				$(6,243)	$(6,243)

Balances: December 31, 2008	5,000,000	$5,000	$0	$(12,198)	$(7,198)

See notes to financial statements.

JAG MEDIA GROUP, INC.
(A Development Stage Company)
Statements of Cash Flows

	Year ended December 31, 2008	Year ended December 31, 2007	February 16, 2007 to December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,243)	$(5,955)	$(12,198)
Adjustments to reconcile net loss to cash used by operating activities:
Change in assets and liabilities:
Shares issued in lieu of services	0	5,000	5,000
Increase in Stockholder Advances	6,243	955	7,198
CASH FLOWS FROMOPERATING ACTIVITIES	0	0	0

NET INCREASE IN CASH	0	0	0

Cash, beginning of period	0	0	0
Cash, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See notes to financial statements

JAG MEDIA GROUP, INC.
(A Development Stage Company)
NOTES TO THE AUDITED FINANCIAL STATEMENTS
December 31, 2008

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

General

The accompanying financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of December 31, 2008, the results of operations and cash flows for the years ended December 31, 2008 and 2007, and from February 16, 2007 (date of inception) through December 31, 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION – DEVELOPMENT STAGE COMPANY

The Company has not earned any revenue from operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholder’s deficit and cash flows disclose activity since the date of the Company's inception.

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

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2008:

   -   Common stock, $ 0.001 par value: 100,000,000 shares authorized;
       5,000,000 shares issued and outstanding;

   -   Preferred stock, $ 0.001 par value: 20,000,000 shares authorized; but none issued and outstanding.

NOTE 5 – RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 was effective for the Company on January 1, 2008. However, the Company has not elected to apply the provisions of SFAS No. 159 to any of our financial assets and financial liabilities, as permitted by the Statement.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”) which replaces SFAS No. 141, Business Combinations, and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS No. 141(R) also requires transaction costs related to the business combination to be expensed as incurred. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. Management does not believe that adoption of this statement will have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). This Statement amends ARB No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effect that the adoption of SFAS No. 160 will have on our financial position, results of operations and cash flows.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 “Partial Deferral of the Effective Date of Statement 157”. FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company has adopted SFAS No. 157 as of January 1, 2008 related to financial assets and financial liabilities. Refer to Note 11 for additional discussion on fair value measurements. The Company is currently evaluating the impact of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities on the Company’s financial position, results of operations and cash flows.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.