Form 10-Q
period 2009-03-31
JAG MEDIA GROUP, INC.
filed 2009-05-15
CIK 1392486

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 28, 2009: 5,000,000 shares of common stock.

JAG MEDIA GROUP, INC.
FINANCIAL STATEMENTS
(Unaudited)

March 31, 2009

[Missing Graphic Reference]
JAG MEDIA GROUP, INC.
(A Development Stage Enterprise)
INDEX TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Page

Financial Statements

Balance Sheets	F−1

Statements of Operations	F−2

Statements of Changes in Stockholder’s Deficit	F−3

Statements of Cash Flows	F−4

Notes to Financial Statements	F−5 − F−6

JAG MEDIA GROUP, INC. (A Development Stage Enterprise) BALANCE SHEETS

	As of March 31, 2009	As of December 31, 2008
	(Unaudited)

ASSETS

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDER'S DEFICIT

Accounts Payable	$985	$0
Due to Stockholder	8,698	7,198
Total Liabilities (All Current)	$9,683	$7,198

Stockholder's Deficit
Preferred stock, $.001 par value,
20,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common stock, $.001 par value,
100,000,000 shares authorized, 5,000,000 shares	5,000	5,000
issued and outstanding
Additional paid in capital	0	0
Accumulated Deficit	(14,683)	(12,198)

Total Stockholder's Deficit	(9,683)	(7,198)

Total Liabilities and Stockholder’s Deficit	$0	$0

The accompanying notes are an integral part of these financial statements

(A Development Stage Enterprise) STATEMENTS OF OPERATIONS (Unaudited)

	For the Three months ended March 31, 2009	For the Three months ended March 31, 2008	For the period February 16, 2007 (Inception) through March 31, 2009

Revenue	$-	$-	$-
Operating Expenses	-	-
General and Administrative	2,485	3,033	14,683
Total Operating Expenses	$2,485	$3,033	$14,683

Net Loss	(2,485)	(3,033)	(14,683)
Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding (basic and diluted)	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

JAG MEDIA GROUP, INC. (A Development Stage Enterprise) STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT For the period from February 16, 2007 (Inception) to March 31, 2009 (Unaudited)

	Common Stock		Additional Paid-in
	Shares	Par	Capital	Accumulated Deficit	Totals
Issuance of Common Stock
Balance at February 16, 2007	0	$0	$0	$0	$0

Shares issued in Lieu of Services, February 16, 2007
	5,000,000	$5,000	$0	$0	$5,000
Net Loss				$(5,955)	$(5,955)

Balance at December 31, 2007	5,000,000	$5,000	$0	$(5,955)	$(955)

Net Loss				$(6,243)	$(6,243)

Balance at December 31, 2008	5,000,000	$5,000	$0	$(12,198)	$(7,198)

Net Loss				$(2,485)	$(2,485)
Balance at March 31, 2009	5,000,000	$5,000	$0	$(14,683)	$(9,683)

The accompanying notes are an integral part of these financial statements

JAG MEDIA GROUP, INC. (a Development Stage Enterprise) STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months ended March 31, 2009	For the three months ended March 31, 2008	For the period February 16, 2007 (Inception) through March 31, 2009

Cash flows from operating activities
Net Loss	$(2,485)	$(3,033)	$(14,683)
Shares issued in lieu of services	-	-	5,000
Increase in Accounts Payable	985	-	985
Increase in Stockholder Advances	1,500	3,033	8,698
Cash flows from operating activities	-0-	-0-	-0-

Net increase in cash	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements

JAG MEDIA GROUP, INC. (A Development Stage Enterprise) NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS March 31, 2009

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

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of March 31, 2009, the results of its operations and cash flows for the three months ended March 31, 2009 and 2008, and from the date of inception (February 16, 2007) through March 31, 2009.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations and cash flows for the period since inception (February 16, 2007) through March 31, 2009 are not necessarily indicative of the results to be expected for the full year’s operation and should be read in conjunction with the Company’s 2008 annual 10-K filed on March 16, 2009 .

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

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

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

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2009:

   -   Common stock, $ 0.001 par value: 100,000,000 shares authorized;

       5,000,000 shares issued and outstanding;

   -   Preferred stock, $ 0.001 par value: 20,000,000 shares authorized; but none issued and outstanding.

NOTE 5 - DUE TO STOCKHOLDER

Since September 12, 2007, South Beach Live, Inc., the sole stockholder, has made advances to the Company for certain professional expenses while the Company is in the development stage.  Amounts advanced to the Company totaled $8,698 and $7,198 at March 31, 2009 and December 31, 2008, respectively.

NOTE 6 - RECENTLY ISSUED ACCOUNTING STANDARDS

 In February 2008, the FASB issued FASB Staff Position ("FSP") 157-2 "Partial Deferral of the Effective Date of Statement 157". FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company has adoptedSFAS No. 157 as of January 1, 2008 related to financial assets and financial liabilities. Refer to Note 11 for additional discussion on fair value measurements. The Company is currently evaluating the impact of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities on the Company's financial position, results of operations and cash flows.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity's financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.

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

Results of Operation

The Company did not have any operating income for the three months ended March 31, 2009 and 2008.

The Company incurred $2,485 of general and administrative expenses in the three months ended March 31, 2009 versus $3,033 in the three months ended March 31, 2008.  The expenses in both periods are related to accounting, auditing and filing costs.

Since inception, (February 16, 2007) through March 31, 2009, total general administrative costs were $14,683.  General and administrative expenses incurred since inception are primarily due to legal, accounting and other professional fees.

Liquidity and Capital Resources

At March 31, 2009, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended March 31, 2009, our Chief Executive and Chief Financial Officer as of March 31, 2009 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3.             Defaults Upon Senior Securities.

None

Item 4.             Submission of Matters to a Vote of Security Holders.
No matter was submitted during the three months ended March 31, 2009, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.             Change in Control of Registrant

No changes in the three months ended March 31, 2009.

Item 6.             Other Information

On July 30, 2008, the Board appointed Charles Stidham officer and director and on the same day, Dean Elliott, who was the sole officer and director prior to the appointment of Mr. Stidham, resigned as officer, director and President.

ITEM 6.Exhibits and Reports of Form 8-K.

(a) Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b) Reports of Form 8-K

No 8-K’s were filed in the three months ended March 31, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: May 10, 2009

Jag Media Group, Inc.
By: /s/ Charles Stidham
Charles Stidham
President