Form 10-Q
period 2009-06-30
JAG MEDIA GROUP, INC.
filed 2009-08-05
CIK 1392486

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-52521

Jag Media Group, Inc.
(Name of Small Business Issuer in its charter)

Colorado	27-0463459
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

17120 North Dallas Parkway
Suite 235
Dallas, Texas 75248

Issuer’s telephone number: (972) 386-7360
Issuer’s facsimile number: (972) 361-0039

Former Address
4310 Wiley Post Road
Addison, Texas 75001

Copies to:
Jag Media Group, Inc.
17120 North Dallas Parkway
Suite 235
Dallas, Texas 75248

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 3, 2009: 5,000,000 shares of common stock.

JAG MEDIA GROUP, INC.
FINANCIAL STATEMENTS
(Unaudited)

June 30, 2009

JAG MEDIA GROUP, INC.
(A Development Stage Enterprise)
INDEX TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Page

Financial Statements

Balance Sheets	F−1

Statements of Operations	F−2

Statements of Changes in Stockholder’s Deficit	F−3

Statements of Cash Flows	F−4

Notes to Financial Statements	F−5 − F−7

JAG MEDIA GROUP, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	As of June 30, 2009	As of December 31, 2008
	(Unaudited)	(Audited)

ASSETS

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDER'S DEFICIT

Accounts Payable	$233	$0
Due to Stockholder	11,068	7,198
Total Liabilities (All Current)	$11,301	$7,198

Stockholder's Deficit
Preferred stock, $.001 par value,
20,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common stock, $.001 par value,
100,000,000 shares authorized, 5,000,000 shares	5,000	5,000
issued and outstanding
Additional paid in capital	0	0
Accumulated Deficit	(16,301)	(12,198)

Total Stockholder's Deficit	(11,301)	(7,198)

Total Liabilities and Stockholder’s Deficit	$0	$0

The accompanying notes are an integral part of these financial statements

JAG MEDIA GROUP, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three months ended June 30, 2009	For the Three months ended June 30, 2008	For the Six months ended June 30, 2009	For the Six months ended June 30, 2008	For the period February 16, 2007 (Inception) through June 30, 2009

Revenue	$-	$-	$-	$-	$-
Operating Expenses	-	-
General and Administrative	1,618	1,400	4,103	4,433	16,301
Total Operating Expenses	$1,618	$1,400	$4,103	$4,433	$16,301

Net Loss	(1,618)	(1,400)	(4,103)	(4,433)	(16,301)
Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding (basic and diluted)	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

JAG MEDIA GROUP, INC.
(A Development Stage Enterprise)
STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT
For the period from February 16, 2007 (Inception) to June 30, 2009
(Unaudited)

	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Totals
Issuance of Common Stock
Balance at February 16, 2007	0	$0	$0	$0	$0

Shares issued in Lieu of Services, February 16, 2007	5,000,000	$5,000	$0	$0	$5,000
Net Loss				$(5,955)	$(5,955)

Balance at December 31, 2007	5,000,000	$5,000	$0	$(5,955)	$(955)

Net Loss				$(6,243)	$(6,243)

Balance at December 31, 2008	5,000,000	$5,000	$0	$(12,198)	$(7,198)

Net Loss				$(4,103)	$(4,103)

Balance at June 30, 2009	5,000,000	$5,000	$0	$(16,301)	$(11,301)

 The accompanying notes are an integral part of these financial statements

JAG MEDIA GROUP, INC.
(a Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30, 2009	For the six months ended June 30, 2008	For the period February 16, 2007 (Inception) through June 30, 2009

Cash flows from operating activities
Net Loss	$(4,103)	$(4,433)	$(16,301)
Shares issued in lieu of services	-	-	5,000
Increase in Accounts Payable	233	-	233
Increase in Stockholder Advances	3,870	4,433	11,068
Cash flows from operating activities	-0-	-0-	-0-

Net increase in cash	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements

JAG MEDIA GROUP, INC.
(A Development Stage Enterprise)
NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
June 30, 2009

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

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of June 30, 2009, the results of its operations and cash flows for the three and six months ended June 30, 2009 and 2008, and from the date of inception (February 16, 2007) through June 30, 2009.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations and cash flows for the period since inception (February 16, 2007) through June 30, 2009 are not necessarily indicative of the results to be expected for the full year’s operation and should be read in conjunction with the Company’s 2008 annual 10-K filed on March 16, 2009 .

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

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2009:

   -   Common stock, $ 0.001 par value: 100,000,000 shares authorized;

   -   5,000,000 shares issued and outstanding;

   -   Preferred stock, $ 0.001 par value: 20,000,000 shares authorized; but none issued and outstanding.

NOTE 5 - DUE TO STOCKHOLDER

Since September 12, 2007, South Beach Live, Inc., the sole stockholder, has made advances to the Company for certain professional expenses while the Company is in the development stage.  Amounts advanced to the Company totaled $11,068 and $7,198 at June 30, 2009 and December 31, 2008, respectively.

NOTE 6 – RECENTLY ISSUED ACCOUNTING STANDARDS
In 2009, the FASB issued the following guidance;

SFAS No. 166:  "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140"

SFAS No. 167:  "Accounting for Transfers of Financial Assets"

FSP No. FAS 107-1 and APB 28-1:   Interim Disclosures about Fair Value of Financial Instruments.

FSP No. FAS 115-2 and FAS 124-2:    Recognition and Presentation of Other-Than-Temporary Impairments.

FSP No. FAS 157-4:   Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.

Management has reviewed these new standards and believe that they will have no material impact on the financial statements of the Company.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective with interim and annual financial periods ending after June 15, 2009. Management is currently evaluating the impact of the adoption of SFAS 165 but does not expect the adoption of SFAS 165 to impact the Company’s results of operations, financial position or cash flows.

In July 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification” (“SFAS 168”), as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. Management is currently evaluating the impact of the adoption of SFAS 168 but does not expect the adoption of SFAS 168 to impact the Company’s results of operations, financial position or cash flows.

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

Results of Operation

The Company did not have any operating income for the three or six months ended June 30, 2009 and 2008.

The Company incurred $1,618 of general and administrative expenses in the three months ended June 30, 2009 versus $1,400 in the three months ended June 30, 2008.  For the six months ended June 30, 2009 and June 30, 2008 the Company incurred general and administrative expenses of $4,103 and $4,433 respectively.  The expenses in both periods are related to accounting, auditing and filing costs.

Since inception, (February 16, 2007) through June 30, 2009, total general administrative costs were $16,301.  General and administrative expenses incurred since inception are primarily due to legal, accounting and other professional fees.

11

Liquidity and Capital Resources

At June 30, 2009, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended June 30, 2009, our Chief Executive and Chief Financial Officer as of June 30, 2009 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

12

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

13

PART II

Item 1.            Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 2.            Changes in Securities.

None

Item 3.            Defaults Upon Senior Securities.

None

Item 4.            Submission of Matters to a Vote of Security Holders.

No matter was submitted during the three or six months ended June 30, 2009, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.            Change in Control of Registrant

No changes in the three or six months ended June 30, 2009.

ITEM 6.         Exhibits and Reports of Form 8-K.

(a) Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b) Reports of Form 8-K

One 8-K was filed in the three months ended June 30, 2009 noting the change in the sole officer and director.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: August 3, 2009

Jag Media Group, Inc.

By: /s/ Charles Stidham
Charles Stidham
President

14