Form 10-Q/A
period 2009-06-30
JAG MEDIA GROUP, INC.
filed 2009-08-18
CIK 1392486

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Amendment No. 1 to the Quarterly Report on Form 10-Q

For the Quarter ended June 30, 2009

EXPLANATORY NOTE

JAG Media, Inc., is filing this Amendment No.1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 which was originally filed on August 5, 2009 (the “Original Filing”).

As part of the Form 10-Q/A, the Amendment will amend Footnote 1 – ORGANIZATION and Footnote 6 – RECENTLY ISSUED ACCOUNTING STANDARDS – of the financial statements, specifically related to SFAS 165, the evaluation of subsequent events, which became effective June 30, 2009.

Except with respect to the above changes, this Amendment does not modify or update any other disclosures set forth in the Original filing.

JAG MEDIA GROUP, INC.
(A Development Stage Enterprise)
NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
June 30, 2009

NOTE 1 – ORGANIZATION

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

Subsequent events were evaluated through August 5, 2009, the date these financial statements were issued.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective with interim and annual financial periods ending after June 15, 2009. Management has evaluated the impact of the adoption of SFAS 165 and it has had no impact the Company’s results of operations, financial position or cash flows.

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