Form 10-Q
period 2009-09-30
JAG MEDIA GROUP, INC.
filed 2009-11-13
CIK 1392486

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-52521

Jag Media Group, Inc.
(Name of Small Business Issuer in its charter)

Colorado	27-0463459
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

1720 North Dallas Parkway
Suite 235
Dallas, Texas 75248

Issuer’s telephone number:(972) 386-7360
Issuer’s facsimile number:(972) 361-0039

Former Address
4310 Wiley Post Road
Addison, Texas 75001

Copies to:
Jag Media Group, Inc.
1720 North Dallas Parkway
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 11, 2009: 5,000,000 shares of common stock.

JAG MEDIA GROUP, INC.
(A Development Stage Enterprise)
INDEX TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Page

Financial Statements

Balance Sheets	F−1

Statements of Operations	F−2

Statements of Changes in Stockholder’s Deficit	F−3

Statements of Cash Flows	F−4

Notes to Financial Statements	F−5 − F−8

2

JAG MEDIA GROUP, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	As of September 30, 2009	As of December 31, 2008
	(Unaudited)

ASSETS

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDER'S DEFICIT

Accounts Payable	$620	$0
Due to Stockholder	12,191	7,198
Total Liabilities (All Current)	$12,811	$7,198

Stockholder's Deficit
Preferred stock, $.001 par value,
20,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common stock, $.001 par value,
100,000,000 shares authorized, 5,000,000 shares	5,000	5,000
issued and outstanding
Additional paid in capital	0	0
Accumulated Deficit	(17,811)	(12,198)

Total Stockholder's Deficit	(12,811)	(7,198)

Total Liabilities and Stockholder’s Deficit	$0	$0

The accompanying notes are an integral part of these financial statements

JAG MEDIA GROUP, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three months ended September 30, 2009	For the Three months ended September 30, 2008	For the Nine months ended September 30, 2009	For the Nine months ended September 30, 2008	For the period February 16, 2007 (Inception) through September 30, 2009

Revenue	$-	$-	$-	$-	$-
Operating Expenses	-	-
General and Administrative	1,510	650	5,613	5,083	17,811
Total Operating Expenses	$1,510	$650	$5,613	$5,083	$17,811

Net Loss	(1,510)	(650)	(5,613)	(5,083)	(17,811)
Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding (basic and diluted)	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

JAG MEDIA GROUP, INC.
(A Development Stage Enterprise)
STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT
For the period from February 16, 2007 (Inception) to September 30, 2009
(Unaudited)

	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Totals
Issuance of Common Stock
Balance at February 16, 2007	0	$0	$0	$0	$0

Shares issued in Lieu of Services, February 16, 2007	5,000,000	$5,000	$0	$0	$5,000
Net Loss				$(5,955)	$(5,955)

Balance at December 31, 2007	5,000,000	$5,000	$0	$(5,955)	$(955)

Net Loss				$(6,243)	$(6,243)

Balance at December 31, 2008	5,000,000	$5,000	$0	$(12,198)	$(7,198)

Net Loss				$(5,613)	$(5,613)

Balance at September 30, 2009	5,000,000	$5,000	$0	$(17,811)	$(12,811)

The accompanying notes are an integral part of these financial statements

JAG MEDIA GROUP, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008	For the period February 16, 2007 (Inception) through September 30, 2009

Cash flows from operating activities
Net Loss	$(5,613)	$(5,083)	$(17,811)
Shares issued in lieu of services	-	-	5,000
Increase in Accounts Payable	620	-	620
Increase in Stockholder Advances	4,993	5,083	12,191
Cash flows from operating activities	-0-	-0-	-0-

Net increase in cash	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements

JAG MEDIA GROUP, INC.
(A Development Stage Enterprise)
NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
September 30, 2009

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

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of September 30, 2009, the results of its operations and cash flows for the three and nine months ended September 30, 2009 and 2008, and from the date of inception (February 16, 2007) through September 30, 2009.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations and cash flows for the period since inception (February 16, 2007) through September 30, 2009 are not necessarily indicative of the results to be expected for the full year’s operation and should be read in conjunction with the Company’s 2008 annual 10-K filed on March 16, 2009 .

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION – DEVELOPMENT STAGE COMPANY

The Company has not earned any revenue from operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in ASC 915 (formally SFAS 7 Development Stage Enterprise). Among the disclosures required by ASC 915 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholder’s deficit and cash flows disclose activity since the date of the Company's inception.

ACCOUNTING METHOD

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

BASIC EARNINGS (LOSS) PER SHARE

In February 1997, the FASB issued ASC 260 ‘Earnings per Share (formally SFAS No. 128, Earnings Per Share), which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. ASC 260 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of ASC 260.

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

IMPACT OF NEW ACCOUNTING STANDARDS

Management believes that all adjustments necessary for a fair statement of the results of the three and nine months ended September 30, 2009 and 2008 have been made.

FASB Accounting Standards Codification:
In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance concerning the organization of authoritative guidance under U.S. Generally Accepted Accounting Principles (“GAAP”). This new guidance created the FASB Accounting Standards Codification (“Codification”).  The Codification has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification became effective for the Company in its quarter ended September 30, 2009. As the Codification is not intended to change or alter existing U.S. GAAP, it did not have any impact on the Company’s consolidated financial statements. On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.

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

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2009:

   -   Common stock, $ 0.001 par value: 100,000,000 shares authorized; 5,000,000 shares issued and outstanding;

   -   Preferred stock, $ 0.001 par value: 20,000,000 shares authorized; but none issued and outstanding.

NOTE 5 - DUE TO STOCKHOLDER

Since September 12, 2007, South Beach Live, Inc., the sole stockholder, has made advances to the Company for certain professional expenses while the Company is in the development stage.  Amounts advanced to the Company totaled $12,191 and $7,198 at September 30, 2009 and December 31, 2008, respectively.

NOTE 6 – RECENTLY ISSUED ACCOUNTING STANDARDS
In 2009, the FASB issued the following guidance;

FASB ASC 860-10-05:  "Accounting for Transfers of Financial Assets—(Prior authoritative literature: FASB Statement No. 166 -- an amendment of FASB Statement No. 140"), which will be effective for the first annual or quarterly period after November 15, 2009.

FASB ASC 810-10-05: "Accounting for Transfers of Financial Assets,(Prior authoritative literature:  FASB Statement No. 167 “Amendments to FASB Intrepretation No. 46(R)”). Which is for the first annual or quarterly period after November 15, 2009.

 FASB ASC 825: “Interim Disclosures about Fair Value of Financial Instruments (Prior authoritative literature: FSP No. FAS 107-1 and APB 28-1)

FASB ASC 320-10-65-4:  “Recognition and Presentation of Other-Than-Temporary Impairments”, (Prior authoritative literature: FSP No. FAS 115-2 and FAS 124-2).

FASB ASC 820-10-65-4:   “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”(Prior authoritative literature FSP No. FAS 157-4).
Management has reviewed these new standards and believes that they will have no material impact on the financial statements of the Company.

NOTE 7 – SUBSEQUENT EVENTS

In May 2009, the FASB issued ASC 855-10, “Subsequent Events”, (formerly SFAS No. 165, “Subsequent Events,” which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.  In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through November 9, 2009, which is the date the financial statements were issued.    No reportable subsequent events were noted.

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

Results of Operation

The Company did not have any operating income for the three or nine months ended September 30, 2009 and 2008.

The Company incurred $1,510 of general and administrative expenses in the three months ended September 30, 2009 versus $650 in the three months ended September 30, 2008.  For the nine months ended September 30, 2009 and September 30, 2008 the Company incurred general and administrative expenses of $5,613 and $5,083 respectively.  The expenses in both periods are related to accounting, auditing and filing costs.

11

Since inception, (February 16, 2007) through September 30, 2009, total general administrative costs were $17,811.  General and administrative expenses incurred since inception are primarily due to legal, accounting and other professional fees.

Liquidity and Capital Resources

At September 30, 2009, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended September 30, 2009, our Chief Executive and Chief Financial Officer as of September 30, 2009 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Changes in Internal Control over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-Q that has materially affected, or its reasonably likely to materially affect, our internal control over financial reporting.

12

PART II

Item 1.Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 2.Changes in Securities.

None

Item 3.Defaults Upon Senior Securities.

None

Item 4.Submission of Matters to a Vote of Security Holders.
No matter was submitted during the three or nine months ended September 30, 2009, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.            Change in Control of Registrant

No changes in the three or nine months ended September 30, 2009.

ITEM 6. Exhibits and Reports of Form 8-K.

(a)Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)Reports of Form 8-K

No Form 8-K’s were filed during the three month period ending September 30, 2009.  One 8-K was filed on October 7, 2009 (and amended on October 14, 2009):
•	Noting the change in the Registrant’s Certifying Accountant as Rotenberg & Company, LLC, merged with another CPA firm, EFP Group, to form a new firm, EFP Rotenberg, LLP.
•	Michele Sheriff resigned as an officer and director of the Company, effective October 1, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: November 11, 2009

Jag Media Group, Inc.
By: /s/ Charles Stidham
President

13