Form 10-Q/A
period 2009-06-30
JAG MEDIA GROUP, INC.
filed 2009-11-24
CIK 1392486

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 23, 2009: 5,000,000 shares of common stock.

Amendment No. 2 to the Quarterly Report on Form 10-Q

For the Quarter ended June 30, 2009

EXPLANATORY NOTE

JAG Media, Inc., is filing this Amendment No.2 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 which was originally filed on August 5, 2009 (the “Original Filing”) and subsequently amended (amendment #1) on August 18, 2009.

As part of the Form 10-Q/A, the Amendment will amend Footnote 1 – ORGANIZATION and Footnote 6 – RECENTLY ISSUED ACCOUNTING STANDARDS and add Footnote 7 – SUBSEQUENT EVENTS – of the financial statements, specifically related to SFAS 165, the evaluation of subsequent events, which became effective June 30, 2009.

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

Subsequent events were evaluated through November 23, 2009, the date these financial statements were issued.

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

NOTE 7 – SUBSEQUENT EVENTS

In May 2009, the FASB issued ASC 855-10, “Subsequent Events”, (formerly SFAS No. 165, “Subsequent Events,” which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.  In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through November 23, 2009, which is the date the financial statements were issued.    No reportable subsequent events were noted.

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

Dated: November 23, 2009

Jag Media Group, Inc.

By:  /s/  Charles Stidham
               Charles Stidham
               President