Form 10-K
period 2009-12-31
JAG MEDIA GROUP, INC.
filed 2010-03-18
CIK 1392486

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  000-52521

Jag Media Group, Inc.
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	none (I.R.S. Employer Identification No.)

4310 Wiley Post Road, Suite 201 Addison, Texas (Address of principal executive offices)	75001 (Zip Code)

Registrant’s telephone number (including area code): (972) 788-4500

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [   ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes [X ] No [  ]
Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2009: $ 0

Shares of common stock outstanding at March 12, 2009:    5,000,000

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

The Company did not submit any matters to a vote to the security holders during 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Common Stock is not currently quoted on any exchange.

Shareholders

As of December 31, 2009, there was one record holders of the Common Stock.  As of March 12, 2010, there still is one record holder of the Common Stock.

Dividends

The Company has not paid cash dividends on any class of common equity since formation and the Company does not anticipate paying any dividends on its outstanding common stock in the foreseeable future.

Warrants

The Company has no warrants outstanding.

ITEM 6.                     SELECT FINANCIAL DATA

Not required.

ITEM 7.                     MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operation

For the year ended December 31, 2009 the Company did not have any operating revenue and $7,300 of general administrative costs verses $6,243 for the year ended December 31, 2008.  Since inception, (February 16, 2007) through December 31, 2009, total general administrative costs were $19,498. All costs are accounting and service related.

Liquidity and Capital Resources

At December 31, 2009, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

ITEM 8.                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, together with the independent auditors' report thereon of EFP Rotenberg, LLP, appear on pages F-1 through F-8 of this report.

ITEM 9.                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURES

None.

ITEM 9A.                     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2009, our Chief Executive and Chief Financial Officer as of December 31, 2009 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

•	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.

•	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2009.   Based on its evaluation, our management concluded that, as of December 31, 2009, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART III.

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

As of December 31, 2009, the following persons serve as directors and officers of the Company.

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

Michelle Sheriff was appointed as a member of the Board of Directors of the Company and Vice President and Secretary effective September 12, 2007.  On September 30, 2009, Ms. Sheriff resigned from the Board of Directors and as Vice President.

Dean Elliott was appointed as a member of the Board of Directors of the Company and President effective September 12, 2007.  On July 30, 2008, Mr. Elliott resigned from the Board of Directors and as President.

ITEM 11.                      EXECUTIVE COMPENSATION

Our executive officers received $-0- in 2009 and 2008.

ITEM 12.	SECUIRTY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2009, the following persons are known to the Company to own 5% or more of the Company's Voting Stock:

		Amount owned
Title/relationship to Issuer	Name of Owner	Shares	Percent

Shareholder	South Beach Live, Inc.	5,000,000	100.00%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

South Beach Live, Inc. has advanced the Company $14,498 through the period ended December 31, 2009 to pay for professional services.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K for fiscal year 2009 was $1,500 and in 2008 was $1,500.

(2) AUDIT-RELATED FEES

The aggregate audit fees billed for professional services rendered by our auditors, which are included in the Audit fees above, for the review of the quarterly unaudited financial statements included in the registrant’s Form 10-Q were approximately $500 per quarter for 2009 and 2008.

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

Audit Committee Financial Expert

The Securities and Exchange Commission has adopted rules implementing Section 407 of the Sarbanes-Oxley Act of 2002 requiring public companies to disclose information about “audit committee financial experts.”  As of the date of this Annual report, we do not have a standing Audit Committee.   The functions of the Audit Committee are currently assumed by our Board of Directors.  Additionally, we do not have a member of our Board of Directors that qualifies as an “audit committee financial expert.”  For that reason, we do not have an audit committee financial expert.

Policies and Procedures:
The Board of Directors policies and procedures for hiring Independent Principal Accountants are summarized as follows:
•	The Board ensures that the accountants are qualified by reviewing their valid license information as filed with the Texas State Board of Public Accountancy.
•	The Board ensures that the firm is registered with the PCAOB.
•	The Board ensures that the accountants are independent by reviewing Regulation S-X, section 210.2-01(b).

 (6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

PART IV

ITEM 15.	EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:  Included in Part II, Item 8 of this report:

Independent Auditor Report

Balance Sheets as of December 31, 2009 and 2008.

Statements of Operations for the years ended December 31, 2009 and 2008,  and from  February 16, 2007 (date of inception) to December 31, 2009.

Statements of Changes in Stockholder’s Deficit for the year ended December 31, 2009 and from February 16, 2007 (date of inception) to December 31, 2009.

Statements of Cash Flows for years ended December 31, 2009 and 2008, and from February 16, 2007 (date of inception) to December 31, 2009.

Notes to the Financial Statements

(b) The Company filed two Form 8-K’s in 2008.

On October 7, 2009: Change in Registrant’s Certifying Accountant and the resignation of Michele Sheriff as a Director

On June 25, 2009: Resignation of Dean Elliott as Director

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

JAG MEDIA GROUP, INC.

By:  /s/  Charles Stidham

               Charles Stidham
               Chief Executive Officer and Chief Financial Officer

Dated: March 12, 2010

To the Board of Directors and
Stockholders of Jag Media Group, Inc.

As successor by merger, effective October 1, 2009, to the registered public accounting firm Rotenberg & Co., LLP, we have audited the accompanying balance sheets of Jag Media Group, Inc. as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholder's deficit, and cash flows for each of the years in the two-year period ended December 31, 2009 and from February 16, 2007 (date of inception) through December 31, 2009.  Jag Media Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jag Media Group, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 and from February 16, 2007 (date of inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's financial statements have been prepared on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of the date of these financial statements, the Company has made no efforts to identify a possible business combination.  Management's plans regarding these matters also are described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  EFP Rotenberg, LLP
EFP Rotenberg, LLP
Rochester, New York
March 18, 2010

JAG MEDIA GROUP, INC. (A Development Stage Company) Balance Sheets

	As of December 31, 2009	As of December 31, 2008

Assets

Total Assets	$0	$0

Liabilities and Stockholder’s Deficit

Due to Stockholder	$14,498	$7,198

Stockholder’s Deficit
Preferred stock, $.001 par value, 200,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 5,000,000 shares issued and outstanding	5,000	5,000
Additional paid in capital	0	0
Accumulated deficit	(19,498)	(12,198)
Total Stockholder’s deficit	(14,498)	(7,198)
Total Liabilities and Stockholder’s Deficit	$0	$0

See notes to financial statements.

JAG MEDIA GROUP, INC. (A Development Stage Company) Statements of Operations

			For the Period
	Years Ended		February 16, 2007 (Inception)
	December 31, 2009	December 31, 2008	To December 31, 2009

REVENUES
Revenue	$0	$0	$0

OPERATING EXPENSES:
General and administrative	7,300	6,243	19,498
Total operating expenses	$7,300	$6,243	$19,498

NET LOSS	$(7,300)	$(6,243)	$(19,498)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	5,000,000	5,000,000	5,000,000

See notes to financial statements.

JAG MEDIA GROUP, INC. (A Development Stage Company)
Statements of Changes in Stockholder’s Deficit
For the period from February 16, 2007 (Inception) to December 31, 2008 and For the Year Ended December 31, 2009

	Common		Paid-in	Accumulated
	Shares	Par	Capital	Deficit	Totals

Balances: February 16, 2007	0	$0	$0	$0	$0

Shares issued in lieu of services	5,000,000	$5,000	0	0	$5,000

Net loss				$(5,955)	$(5,955)

Balances: December 31, 2007	5,000,000	$5,000	0	$(5,955)	$(955)

Net Loss				$(6,243)	$(6,243)

Balances: December 31, 2008	5,000,000	$5,000	0	$(12,198)	$(7,198)

Net loss				$(7,300)	$(7,300)

Balances: December 31, 2009	5,000,000	$5,000	$0	$(19,498)	$(14,498)

See notes to financial statements.

JAG MEDIA GROUP, INC. (A Development Stage Company) Statements of Cash Flows

	Year ended December 31, 2009	Year ended December 31, 2008	For the Period February 16, 2007 (Inception) to December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,300)	$(6,243)	$(19,498)

Adjustments to reconcile net loss to cash used by operating activities:
Change in assets and liabilities:
Shares issued in lieu of services	0	0	5,000
Increase in Stockholder Advances	7,300	6,243	14,498
CASH FLOWS FROMOPERATING ACTIVITIES	0	0	0

NET INCREASE IN CASH	0	0	0

Cash, beginning of period	0	0	0
Cash, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See notes to financial statements

JAG MEDIA GROUP, INC. (A Development Stage Company) NOTES TO THE AUDITED FINANCIAL STATEMENTS December 31, 2009

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

General

The accompanying financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of December 31, 2009, the results of operations and cash flows for the years ended December 31, 2009 and 2008, and from February 16, 2007 (date of inception) through December 31, 2009.

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

BASIC EARNINGS (LOSS) PER SHARE

In February 1997, the FASB issued ASC 260 ‘Earnings per Share’ (formally SFAS No. 128, Earnings Per Share), which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. ASC 260 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of ASC 260.

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

IMPACT OF NEW ACCOUNTING STANDARDS

Management believes that all adjustments necessary for a fair statement of the results of the years ended December 31, 2009 and 2008 have been made.

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

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2009:

   -   Common stock, $ 0.001 par value: 100,000,000 shares authorized;
       5,000,000 shares issued and outstanding;

   -   Preferred stock, $ 0.001 par value: 20,000,000 shares authorized; but none issued and outstanding.

NOTE 5 - DUE TO STOCKHOLDER

Since September 12, 2007, South Beach Live, Inc., the sole stockholder, has made advances to the Company for certain professional expenses while the Company is in the development stage.  Amounts advanced to the Company totaled $14,498 and $7,198 at December 31, 2009 and December 31, 2008, respectively.

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

NOTE 7 – SUBSEQUENT EVENTS

In May 2009, the FASB issued ASC 855-10, “Subsequent Events”, (formerly SFAS No. 165, “Subsequent Events,” which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.  In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through March 10, 2010, which is the date the financial statements were issued.    No reportable subsequent events were noted.