Form 10-Q
period 2010-03-31
JAG MEDIA GROUP, INC.
filed 2010-04-26
CIK 1392486

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

[    ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 000-52521

JAG MEDIA GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Colorado	27-0463459
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

17120 North Dallas Parkway, Suite 235, Dallas, Texas 75248
(Address of principal executive offices)

  (972) 386-7360
(Issuer's telephone number)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:.  Yes [ X ]   No [     ].

Indicate by check mark whether the Registrant is a large accredited filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accredited filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accredited Filer	[ ]	Accelerated Filer	[ ]

Non-Accredited Filer	[ ]	Smaller Reporting Company	[X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [X]   No [    ].

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 26, 2010: 5,000,000 shares of common stock.

JAG MEDIA GROUP, INC.
(A Development Stage Enterprise)
INDEX TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Page

Financial Statements

Balance Sheets	F−1

Statements of Operations	F−2

Statements of Changes in Stockholder’s Deficit	F−3

Statements of Cash Flows	F−4

Notes to Financial Statements	F−5 − F−7

2

JAG MEDIA GROUP, INC. (A Development Stage Enterprise) BALANCE SHEETS

	As of March 31, 2010	As of December 31, 2009
	(Unaudited)

ASSETS

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDER'S DEFICIT

Accounts Payable	$310	$0
Due to Stockholder	16,871	14,498
Total Liabilities (All Current)	$17,181	$14,498

Stockholder's Deficit
Preferred stock, $.001 par value,
20,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common stock, $.001 par value,
100,000,000 shares authorized, 5,000,000 shares	5,000	5,000
issued and outstanding
Additional paid in capital	0	0
Accumulated Deficit	(22,181)	(19,498)

Total Stockholder's Deficit	(17,181)	(14,498)

Total Liabilities and Stockholder’s Deficit	$0	$0

The accompanying notes are an integral part of these financial statements

JAG MEDIA GROUP, INC. (A Development Stage Enterprise) STATEMENTS OF OPERATIONS (Unaudited)

	For the Three months ended March 31, 2010	For the Three months ended March 31, 2009	For the period February 16, 2007 (Inception) through March 31, 2010

Revenue	$-	$-	$-
Operating Expenses	-	-
General and Administrative	2,683	2,485	22,181
Total Operating Expenses	$2,683	$2,485	$22,181

Net Loss	(2,683)	(2,485)	(22,181)
Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding (basic and diluted)	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

JAG MEDIA GROUP, INC. (A Development Stage Enterprise) STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT For the period from February 16, 2007 (Inception) to March 31, 2010 (Unaudited)

	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Totals
Issuance of Common Stock
Balance at February 16, 2007	0	$0	$0	$0	$0

Shares issued in Lieu of Services, February 16, 2007	5,000,000	$5,000	$0	$0	$5,000

Net Loss				$(5,955)	$(5,955)

Balance at December 31, 2007	5,000,000	$5,000	$0	$(5,955)	$(955)

Net Loss				$(6,243)	$(6,243)

Balance at December 31, 2008	5,000,000	$5,000	$0	$(12,198)	$(7,198)

Net Loss				$(7,300)	$(7,300)

Balance at December 31, 2009	5,000,000	$5,000	$0	$(19,498)	$(14,498)

Net Loss				$(2,683)	$(2,683)

Balance at March 31, 2020	5,000,000	$5,000	$0	$(22,181)	$(17,181)

The accompanying notes are an integral part of these financial statements

JAG MEDIA GROUP, INC. (A Development Stage Enterprise) STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months ended March 31, 2010	For the three months ended March 31, 2009	For the period February 16, 2007 (Inception) through March 31, 2010

Cash flows from operating activities
Net Loss	$(2,683)	$(2,485)	$(22,181)
Shares issued in lieu of services	-	-	5,000
Increase in Accounts Payable	310	985	310
Increase in Stockholder Advances	2,373	1,500	16,871
Cash flows from operating activities	-0-	-0-	-0-

Net increase in cash	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements

JAG MEDIA GROUP, INC. (A Development Stage Enterprise) NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS March 31, 2010

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

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of March 31, 2010, the results of its operations and cash flows for the three months ended March 31, 2010 and 2008, and from the date of inception (February 16, 2007) through March 31, 2010.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations and cash flows for the period since inception (February 16, 2007) through March 31, 2010 are not necessarily indicative of the results to be expected for the full year’s operation and should be read in conjunction with the Company’s 2009 annual 10-K filed on March 18, 2010 .

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION – DEVELOPMENT STAGE COMPANY

The Company has not earned any revenue from operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in ASC 915. Among the disclosures required by ASC 915 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholder’s deficit and cash flows disclose activity since the date of the Company's inception.

ACCOUNTING METHOD

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

BASIC EARNINGS (LOSS) PER SHARE

In February 1997, the FASB issued ASC 260 ‘Earnings per Share, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. ASC 260 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of ASC 260.

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

IMPACT OF NEW ACCOUNTING STANDARDS

Management believes that all adjustments necessary for a fair statement of the results of the three months ended March 31, 2010 and 2009 have been made.

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

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2010:

   -   Common stock, $ 0.001 par value: 100,000,000 shares authorized;

       5,000,000 shares issued and outstanding;

   -   Preferred stock, $ 0.001 par value: 20,000,000 shares authorized; but none issued and outstanding.

NOTE 5 - DUE TO STOCKHOLDER

Since September 12, 2007, South Beach Live, Inc., the sole stockholder, has made advances to the Company for certain professional expenses while the Company is in the development stage.  Amounts advanced to the Company totaled $16,871 and $14,498 at March 31, 2010 and December 31, 2009, respectively.

NOTE 6 – RECENTLY ISSUED ACCOUNTING STANDARDS

The FASB has recently issued the following guidance:

 SFAS No. 166:  "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140", which was codified into ASC 860, which was effective for the Company as of January 1, 2010.

SFAS No. 167:  "Accounting for Transfers of Financial Assets", which was codified into ASC 810-10, which was be effective for the Company as of January 1, 2010.

FSP No. FAS 107-1 and APB 28-1:  “Interim Disclosures about Fair Value of Financial Instruments”, which was codified into ASC 825.

FSP No. FAS 115-2 and FAS 124-2:  “Recognition and Presentation of Other-Than-Temporary Impairments”, which was codified into ASC 320-10-65-4.

FSP No. FAS 157-4:   “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which was codified into ASC 820-10-65-4.

Management has reviewed these new standards and believes they will have no material impact on the financial statements of the Company.

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

Results of Operation

The Company did not have any operating income for the three months ended March 31, 2010 and 2009.

The Company incurred $2,683 of general and administrative expenses in the three months ended March 31, 2010 versus $2,485 in the three months ended March 31, 2009.  The expenses are related to accounting, auditing and filing costs.

Since inception, (February 16, 2007) through March 31, 2010, total general administrative costs were $22,181.  General and administrative expenses incurred since inception are primarily due to legal, accounting and other professional fees.

10

Liquidity and Capital Resources

At March 31, 2010, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended March 31, 2010, our Chief Executive and Chief Financial Officer as of March 31, 2010 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

11

PART II

Item 1.   Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 2.   Changes in Securities.

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.
No matter was submitted during the three or nine months ended March 31, 2010, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.            Change in Control of Registrant

No changes in the three or nine months ended March 31, 2010.

Item 6.    Exhibits and Reports of Form 8-K.

(a)   Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)Reports of Form 8-K

No Form 8-K’s were filed during the three month period ending March 31, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated:  April 26, 2010

Jag Media Group, Inc.

By: /s/ Charles Stidham
Charles Stidham
President

12