Form 10-Q
period 2010-09-30
SubMicron Technologies, Inc.
filed 2010-11-16
CIK 1392486

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 16, 2010: 5,000,000 shares of common stock.

SUBMICRON TECHNOLOGIES, INC. (A Development Stage Enterprise) INDEX TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS September 30, 2010 (Unaudited)

Page

Financial Statements

Balance Sheets	F−1

Statements of Operations	F−2

Statements of Changes in Stockholder’s Deficit	F−3

Statements of Cash Flows	F−4

Notes to Financial Statements	F−5 − F−7

SUBMICRON TECHNOLOGIES, INC. (A Development Stage Enterprise) BALANCE SHEETS

	As of September 30, 2010	As of December 31, 2009
	(Unaudited)

ASSETS

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDER'S DEFICIT

Accounts Payable	$0	$0
Due to Stockholder	19,586	14,498
Total Liabilities (All Current)	$19,586	$14,498

Stockholder's Deficit
Preferred stock, $.001 par value,
20,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common stock, $.001 par value,
100,000,000 shares authorized, 5,000,000 shares	5,000	5,000
issued and outstanding
Additional paid in capital	0	0
Accumulated Deficit	(24,586)	(19,498)

Total Stockholder's Deficit	(19,586)	(14,498)

Total Liabilities and Stockholder’s Deficit	$0	$0

The accompanying notes are an integral part of these financial statements

SUBMICRON TECHNOLOGIES, INC. (A Development Stage Enterprise) STATEMENTS OF OPERATIONS (Unaudited)

	For the Three months ended September 30, 2010	For the Three months ended September 30, 2009	For the Nine months ended September 30, 2010	For the Nine months ended September 30, 2009	For the period February 16, 2007 (Inception) through September 30, 2010

Revenue	$-	$-	$-	$-	$-
Operating Expenses	-	-	-	-
General and Administrative	1,280	1,510	5,088	5,613	24,586
Total Operating Expenses	$1,280	$1,510	$5,088	$5,613	$24,586

Net Loss	(1,280)	(1,510)	(5,088)	(5,613)	(24,586)
Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding (basic and diluted)	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

SUBMICRON TECHNOLOGIES, INC. (A Development Stage Enterprise) STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT For the period from February 16, 2007 (Inception) to September 30, 2010 (Unaudited)

	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Totals
Issuance of Common Stock
Balance at February 16, 2007	0	$0	$0	$0	$0

Shares issued in Lieu of Services, February 16, 2007	5,000,000	$5,000	$0	$0	$5,000

Net Loss				$(5,955)	$(5,955)

Balance at December 31, 2007	5,000,000	$5,000	$0	$(5,955)	$(955)

Net Loss				$(6,243)	$(6,243)

Balance at December 31, 2008	5,000,000	$5,000	$0	$(12,198)	$(7,198)

Net Loss				$(7,300)	$(7,300)

Balance at December 31, 2009	5,000,000	$5,000	$0	$(19,498)	$(14,498)

Net Loss				$(5,088)	$(5,088)

Balance at September 30, 2010	5,000,000	$5,000	$0	$(24,586)	$(19,586)

The accompanying notes are an integral part of these financial statements

SUBMICRON TECHNOLOGIES, INC. (A Development Stage Enterprise) STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009	For the period February 16, 2007 (Inception) through September 30, 2010

Cash flows from operating activities
Net Loss	$(5,088)	$(5,613)	$(24,586)
Shares issued in lieu of services	-	-	5,000
Increase in Accounts Payable	-	620	-
Increase in Stockholder Advances	5,088	4,993	19,586
Cash flows from operating activities	-0-	-0-	-0-

Net increase in cash	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements

SUBMICRON TECHNOLOGIES, INC. (A Development Stage Enterprise) NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS September 30, 2010

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

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of September 30, 2010, the results of its operations and cash flows for the nine months ended September 30, 2010 and 2009, and from the date of inception (February 16, 2007) through September 30, 2010.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations and cash flows for the period since inception (February 16, 2007) through September 30, 2010 are not necessarily indicative of the results to be expected for the full year’s operation and should be read in conjunction with the Company’s 2009 annual 10-K filed on March 18, 2010.

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

IMPACT OF NEW ACCOUNTING STANDARDS

Management believes that all adjustments necessary for a fair statement of the results of the nine months ended September 30, 2010 and 2009 have been made.

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

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2010:

   -   Common stock, $ 0.001 par value: 100,000,000 shares authorized;

       5,000,000 shares issued and outstanding;

   -   Preferred stock, $ 0.001 par value: 20,000,000 shares authorized; but none issued and outstanding.

NOTE 5 - DUE TO STOCKHOLDER

Since September 12, 2007, South Beach Live, Inc., the sole stockholder, has made advances to the Company for certain professional expenses while the Company is in the development stage.  Amounts advanced to the Company totaled $19,586 and $14,498 at September 30, 2010 and December 31, 2009, respectively.

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

Results of Operation

The Company did not have any operating income for the three and nine months ended September 30, 2010 and 2009.

The Company incurred $1,280  of general and administrative expenses in the three months ended September 30, 2010 versus $1,510 in the three months ended September 30, 2009.  The expenses are related to accounting, auditing and filing costs.

The Company incurred $5,088 of general and administrative expenses in the nine months ended September 30, 2010 versus $5,613 in the nine months ended September 30, 2009.  The expenses are related to accounting, auditing and filing costs.

10

Since inception, (February 16, 2007) through September 30, 2010, total general administrative costs were $24,586.  General and administrative expenses incurred since inception are primarily due to legal, accounting and other professional fees.

Liquidity and Capital Resources

At September 30, 2010, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended September 30, 2010, our Chief Executive and Chief Financial Officer as of September 30, 2010 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

-	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.
-	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

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

None

Item 3.     Defaults Upon Senior Securities.

None

Item 4.     Submission of Matters to a Vote of Security Holders.
No matter was submitted during the three or nine months ended September 30, 2010, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.     Change in Control of Registrant

No changes in the three or nine months ended September 30, 2010.

Item 6.      Exhibits and Reports of Form 8-K.

(a)Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)Reports of Form 8-K

No form 8-K’s were filed in the three moth period ended September 30, 2010. One Form 8-K was filed during the nine month period ending September 30, 2010.
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

Dated: November 16, 2010

SubMicron Technologies, Inc.

By: /s/ Charles Stidham
Charles Stidham
President

12