Form 10-K
period 2010-12-31
SubMicron Technologies, Inc.
filed 2011-03-31
CIK 1392486

CURRENT REPORT FOR ISSUERS SUBJECT TO THE
1934 ACT REPORTING REQUIREMENTS

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the Fiscal Year Ended December 31, 2010

SUBMICRON TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Colorado	27-0463459
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

17120 North Dallas Parkway, Suite 235
Dallas, Texas 75248
 (Address of principal executive offices (zip code))

(972) 386-7360
(Registrant’s telephone number, including area code)

4310 Wiley Post Road, Suite 201
Addison, Texas 75001
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

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [ X ]   No [   ].

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2010: $ 0

Shares of common stock outstanding at March 31, 2011:    5,000,000

PART I.

ITEM 1.                      DESCRIPTION OF BUSINESS

SubMicron Technologies, Inc. (“the Company”) was incorporated in the State of Colorado on February 16, 2007 and has been inactive since inception.  The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. It is currently in its development stage.

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

The Company shares an office at 17120 North Dallas Parkway, Suite 235, Dallas, Texas 75248

ITEM  3.                      LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

ITEM 4.                      REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Common Stock is not currently quoted on any exchange.

Shareholders

As of December 31, 2010, there was one record holders of the Common Stock.  As of March 31, 2011, there still is one record holder of the Common Stock.

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

Results of Operation

For the year ended December 31, 2010 the Company did not have any operating revenue and $6,518 of general administrative costs versus $7,300 for the year ended December 31, 2009.  Since inception, (February 16, 2007 through December 31, 2010, total general administrative costs were $26,016. All costs are accounting and service related.

Liquidity and Capital Resources

At December 31, 2010, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

The financial statements of the Company, together with the independent auditors' report thereon of EFP Rotenberg, LLP, appear on pages F-1 through F-7 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURES

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2010, our Chief Executive and Chief Financial Officer as of December 31, 2010 and as of the date of this report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2010.   Based on its evaluation, our management concluded that, as of December 31, 2010, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

As of December 31, 2010, the following persons serve as directors and officers of the Company.

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

ITEM 11.                      EXECUTIVE COMPENSATION

Our executive officers received $-0- in 2010 and 2009.

ITEM 12.	SECURITY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2010, the following persons are known to the Company to own 5% or more of the Company's Voting Stock:

Title / relationship to Issuer	Name of Owner	Amount owned
		Shares	Percent
Shareholder	South Beach Live, Inc.	5,000,000	100.00%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

South Beach Live, Inc. has advanced the Company $21,016 through the period ended December 31, 2010 and $14,498 at December 31, 2009 to pay for professional services.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K for fiscal year 2010 was $1,600 and in 2009 was $1,500.

(2) AUDIT-RELATED FEES

The aggregate audit fees billed for professional services rendered by our auditors, which are included in the Audit fees above, for the review of the quarterly unaudited financial statements included in the registrant’s Form 10-Q were approximately $525 per quarter for 2010 and $500 per quarter for 2009.

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

(a) The following documents are filed as part of this report:  Included in Part II, Item 8 of this report:

Independent Auditor Report

Balance Sheets as of December 31, 2010 and 2009.

Statements of Operations for the years ended December 31, 2010 and 2009,  and from  February 16, 2007 (date of inception) to December 31, 2010.

Statements of Changes in Stockholder’s Deficit for the year ended December 31, 2010 and from February 16, 2007 (date of inception) to December 31, 2010.

Statements of Cash Flows for years ended December 31, 2010 and 2009, and from February 16, 2007 (date of inception) to December 31, 2010.

Notes to the Financial Statements

(b) The Company filed one Form 8-K in 2010.

On May 18, 2010, the Company filed Articles of Amendment with the Colorado Secretary of State.  The Articles had the effect of changing the Company's name from JAG MEDIA GROUP, INC. to SubMicron Technologies, Inc.  An 8-K was filed on June 8, 2010

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

SUBMICRON TECHNOLOGIES, INC.

By:           /s/  Charles Stidham

Charles Stidham
Chief Executive Officer and Chief Financial Officer

Dated: March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SubMicron Technologies, Inc. (formerly Jag Media, Inc.)

We have audited the accompanying balance sheets of SubMicron Technologies, Inc. as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholder's deficit, and cash flows for each of the years in the two-year period ended December 31, 2010 and the for period from date of inception (February 16, 2007) through December 31, 2010. SubMicron Technologies, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SubMicron Technologies, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from date of inception (February 16, 2007) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
March 31, 2011

SUBMICRON TECHNOLOGIES, INC. (Formally Jag Media, Inc.) (A Development Stage Company) Balance Sheets

	As of December 31, 2010	As of December 31, 2009

Assets

Total Assets	$0	$0

Liabilities and Stockholder’s Deficit

Due to Stockholder	$21,016	$14,498

Stockholder’s Deficit
Preferred stock, $.001 par value, 200,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 5,000,000 shares issued and outstanding	5,000	5,000
Additional paid in capital	0	0
Accumulated deficit	(26,016)	(19,498)
Total Stockholder’s deficit	(21,016)	(14,498)
Total Liabilities and Stockholder’s Deficit	$0	$0

The accompanying notes are an integral part to the financial statements

SUBMICRON TECHNOLOGIES, INC. (Formally Jag Media, Inc.) (A Development Stage Company) Statements of Operations

	Years Ended		For the Period February 16, 2007 (Inception)
	December 31, 2010	December 31, 2009	To December 31, 2010

REVENUES
Revenue	$0	$0	$0

OPERATING EXPENSES:
General and administrative	6,518	7,300	26,016
Total operating expenses	$6,518	$7,300	$26,016

NET LOSS	$(6,518)	$(7,300)	$(26,016)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part to the financial statements

SUBMICRON TECHNOLOGIES, INC. (Formally Jag Media, Inc.) (A Development Stage Company)
Statements of Changes in Stockholder’s Deficit
For the period from February 16, 2007 (Inception) to December 31, 2009 and For the Year Ended December 31, 2010

	Common		Paid-in	Accumulated
	Shares	Par	Capital	Deficit	Totals

Balances: February 16, 2007	0	$0	$0	$0	$0

Shares issued in lieu of services	5,000,000	$5,000	0	0	$5,000

Net loss				$(5,955)	$(5,955)

Balances: December 31, 2007	5,000,000	$5,000	0	$(5,955)	$(955)

Net Loss				$(6,243)	$(6,243)

Balances: December 31, 2008	5,000,000	$5,000	0	$(12,198)	$(7,198)

Net loss				$(7,300)	$(7,300)

Balances: December 31, 2009	5,000,000	$5,000	$0	$(19,498)	$(14,498)

Net loss				$(6,518)	$(6,518)

Balances: December 31, 2010	5,000,000	$5,000	$0	$(26,016)	$(21,016)

The accompanying notes are an integral part to the financial statements

SUBMICRON TECHNOLOGIES, INC. (Formally Jag Media, Inc.) (A Development Stage Company) Statements of Cash Flows

	Year ended December 31, 2010	Year ended December 31, 2009	For the Period February 16, 2007 (Inception) to December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,518)	$(7,300)	$(26,016)
Adjustments to reconcile net loss to cash used by operating activities:
Change in assets and liabilities:
Shares issued in lieu of services	0	0	5,000
Increase in Stockholder Advances	6,518	7,300	21,016
CASH FLOWS FROM OPERATING ACTIVITIES	0	0	0

NET INCREASE IN CASH	0	0	0

Cash, beginning of period	0	0	0
Cash, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

The accompanying notes are an integral part to the financial statements

SUBMICRON TECHNOLOGIES, INC. (Formally Jag Media, Inc.) (A Development Stage Company) NOTES TO THE AUDITED FINANCIAL STATEMENTS December 31, 2010

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

SubMicron Technologies, Inc. (“the Company”) was incorporated in the State of Colorado on February 16, 2007 and has been inactive since inception.  The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. It is currently in its development stage.

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

General

The accompanying financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of December 31, 2010, the results of operations and cash flows for the years ended December 31, 2010 and 2009, and from February 16, 2007 (date of inception) through December 31, 2010.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

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

INCOME TAXES

Income from the corporation is taxed at regular corporate rates per the Internal Revenue Code.  There are no provisions for current taxes due to net available operating losses.

IMPACT OF NEW ACCOUNTING STANDARDS

Management believes that all adjustments necessary for a fair statement of the results of the years ended December 31, 2010 and 2009 have been made.

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

NOTE 3 - GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of the date of these financial statements, the Company has made no efforts to identify a possible business combination. The Company has reported recurring losses from operations.  As a result there is accumulated deficit of $26,016 at December 31, 2010.

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

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2010:

   -   Common stock, $ 0.001 par value: 100,000,000 shares authorized;
       5,000,000 shares issued and outstanding;

   -   Preferred stock, $ 0.001 par value: 20,000,000 shares authorized; but none issued and outstanding.

NOTE 5 - DUE TO STOCKHOLDER

Since September 12, 2007, South Beach Live, Inc., the sole stockholder, has made advances to the Company for certain professional expenses while the Company is in the development stage.  Amounts advanced to the Company totaled $21,016 and $14,498 at December 31, 2010 and December 31, 2009, respectively.