Form 10-Q
period 2011-03-31
SubMicron Technologies, Inc.
filed 2011-05-13
CIK 1392486

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 13, 2011: 5,000,000 shares of common stock.

SUBMICRON TECHNOLOGIES, INC. (A Development Stage Enterprise) INDEX TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS March 31, 2011 (Unaudited)

Page

Financial Statements

Balance Sheets	F−1

Statements of Operations	F−2

Statements of Changes in Stockholder’s Deficit	F−3

Statements of Cash Flows	F−4

Notes to Financial Statements	F−5 − F−7

2

SUBMICRON TECHNOLOGIES, INC. (A Development Stage Enterprise) BALANCE SHEETS

	As of March 31, 2011	As of December 31, 2010
	(Unaudited)

ASSETS

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDER'S DEFICIT

Accounts Payable	$3,275	$0
Due to Stockholder	21,016	21,016
Total Liabilities (All Current)	$24,291	$21,016

Stockholder's Deficit
Preferred stock, $.001 par value,
20,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common stock, $.001 par value,
100,000,000 shares authorized, 5,000,000 shares	5,000	5,000
issued and outstanding
Additional paid in capital	0	0
Accumulated Deficit	(29,291)	(26,016)

Total Stockholder's Deficit	(24,291)	(21,016)

Total Liabilities and Stockholder’s Deficit	$0	$0

The accompanying notes are an integral part of these financial statements

SUBMICRON TECHNOLOGIES, INC. (A Development Stage Enterprise) STATEMENTS OF OPERATIONS (Unaudited)

	For the Three months ended March 31, 2011	For the Three months ended March 31, 2010	For the period February 16, 2007 (Inception) through March 31, 2011

Revenue	$-	$-		$-
Operating Expenses	-	-		-
General and Administrative	3,275	2,683		29,291
Total Operating Expenses	$3,275	$2,683		$29,291

Net Loss	(3,275)	(2,683)		(29,291)
Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$
Weighted average shares outstanding (basic and diluted)	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

SUBMICRON TECHNOLOGIES, INC. (A Development Stage Enterprise) STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT For the period from February 16, 2007 (Inception) to March 31, 2011 (Unaudited)

	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Totals
Issuance of Common Stock
Balance at February 16, 2007	0	$0	$0	$0		$0

Shares issued in Lieu of Services, February 16, 2007	5,000,000	$5,000	$0	$0		$5,000

Net Loss				$(5,955)		$(5,955)

Balance at December 31, 2007	5,000,000	$5,000	$0	$(5,955)		$(955)

Net Loss				$(6,243)		$(6,243)

Balance at December 31, 2008	5,000,000	$5,000	$0	$(12,198)		$(7,198)

Net Loss				$(7,300)		$(7,300)

Balance at December 31, 2009	5,000,000	$5,000	$0	$(19,498)		$(14,498)

Net Loss				$(6,518)	$	(6,518)

Balance at December 31, 2010	5,000,000	$5,000	$0	$(26,016)		$(21,016)

Net Loss				$(3,275)		$(3,275)

Balance at March 31, 2011	5,000,000	$5,000	$0	$(29,291)		$(24,291)

The accompanying notes are an integral part of these financial statements

SUBMICRON TECHNOLOGIES, INC. (A Development Stage Enterprise) STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months ended March 31, 2011	For the three months ended March 31, 2010	For the period February 16, 2007 (Inception) through March 31, 2011

Cash flows from operating activities
Net Loss	$(3,275)	$(2,683)	$(29,291)
Shares issued in lieu of services	-	-	5,000
Increase in Accounts Payable	3,275	310	3,275
Increase in Stockholder Advances	-	2,373	21,016
Cash flows from operating activities	-0-	-0-	-0-

Net increase in cash	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements

SUBMICRON TECHNOLOGIES, INC. (A Development Stage Enterprise) NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS March 31, 2011

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

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of March 31, 2011, the results of its operations and cash flows for the three months ended March 31, 2011 and 2010, and from the date of inception (February 16, 2007) through March 31, 2011.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations and cash flows for the period since inception (February 16, 2007) through March 31, 2011 are not necessarily indicative of the results to be expected for the full year’s operation and should be read in conjunction with the Company’s 2010 annual 10-K filed on March 31, 2011.

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

BASIC EARNINGS (LOSS) PER SHARE

In February 1997, the FASB issued ASC 260 ‘Earnings Per Share’, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. ASC 260 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of ASC 260.

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

IMPACT OF NEW ACCOUNTING STANDARDS

Management believes that all adjustments necessary for a fair statement of the results of the three months ended March 31, 2011 and 2010 have been made.

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

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2011:

   -   Common stock, $ 0.001 par value: 100,000,000 shares authorized;
       5,000,000 shares issued and outstanding;

   -   Preferred stock, $ 0.001 par value: 20,000,000 shares authorized; but none issued and outstanding.

NOTE 5 - DUE TO STOCKHOLDER

Since September 12, 2007, South Beach Live, Inc., the sole stockholder, has made advances to the Company for certain professional expenses while the Company is in the development stage.  Amounts advanced to the Company totaled $21,016 and $21,016 at March 31, 2011 and December 31, 2010, respectively.

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

Results of Operation

The Company did not have any operating income for the three months ended March 31, 2011 and 2010.

The Company incurred $3,275 of general and administrative expenses in the three months ended March 31, 2011 versus $2,683 in the three months ended March 31, 2010.  The expenses are related to accounting, auditing and filing costs.

10

Since inception, (February 16, 2007) through March 31, 2011, total general administrative costs were $22,773.  General and administrative expenses incurred since inception are primarily due to audit, accounting and other professional fees.

Liquidity and Capital Resources

At March 31, 2011, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended March 31, 2011, our Chief Executive and Chief Financial Officer as of March 31, 2011 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Item 2.     Changes in Securities.

None

Item 3.     Defaults Upon Senior Securities.

None

Item 4.     Removed and Reserved

Item 5.     Change in Control of Registrant

No changes in the three or three months ended March 31, 2011.

Item 6.      Exhibits and Reports of Form 8-K.

(a)Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)Reports of Form 8-K

No form 8-K’s were filed in the three month period ended March 31, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: May 13, 2011

SubMicron Technologies, Inc.

By: /s/ Charles Stidham
Charles Stidham
President

12