Form 10-Q
period 2011-09-30
SubMicron Technologies, Inc.
filed 2011-11-14
CIK 1392486

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 10, 2011: 5,000,000 shares of common stock.

SUBMICRON TECHNOLOGIES, INC. (A Development Stage Enterprise) INDEX TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS September 30, 2011 (Unaudited)

Page

Financial Statements

Balance Sheets	F−1

Statements of Operations	F−2

Statements of Changes in Stockholder’s Deficit	F−3

Statements of Cash Flows	F−4

Notes to Financial Statements	F-5 – F-7

2

SUBMICRON TECHNOLOGIES, INC. (A Development Stage Enterprise) BALANCE SHEETS

	As of September 30, 2011	As of December 31, 2010
	(Unaudited)

ASSETS

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDER'S DEFICIT

Accounts Payable	$2,660	$0
Due to Stockholder	26,508	21,016
Total Liabilities (All Current)	$29,168	$21,016

Stockholder's Deficit
Preferred stock, $.001 par value,
20,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common stock, $.001 par value,
100,000,000 shares authorized, 5,000,000 shares	5,000	5,000
issued and outstanding
Additional paid in capital	0	0
Accumulated Deficit	(34,168)	(26,016)

Total Stockholder's Deficit	(29,168)	(21,016)

Total Liabilities and Stockholder’s Deficit	$0	$0

The accompanying notes are an integral part of these financial statements

F-1

SUBMICRON TECHNOLOGIES, INC. (A Development Stage Enterprise) STATEMENTS OF OPERATIONS (Unaudited)

	For the Three months ended September 30, 2011	For the Three months ended September 30, 2010	For the Nine months ended September 30, 2011	For the Nine months ended September 30, 2010	For the period February 16, 2007 (Inception) through September 30, 2011

Revenue	$0	$0	$0	$0	$0
Operating Expenses	0	0	0	0	0
General and Administrative	3,805	1,280	8,152	5,088	34,168
Total Operating Expenses	$3,805	$1,280	$8,152	$5,088	$34,168

Net Loss	(3,805)	(1,280)	(8,152)	(5,088)	(34,168)
Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding (basic and diluted)	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

F-2

SUBMICRON TECHNOLOGIES, INC. (A Development Stage Enterprise) STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT For the period from February 16, 2007 (Inception) to September 30, 2011 (Unaudited)

	Common Stock
	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Totals
Issuance of Common Stock
Balance at February 16, 2007	0	$0	$0	$0	$0

Shares issued in Lieu of Services, February 16, 2007	5,000,000	$5,000	$0	$0	$5,000

Net Loss				$(5,955)	$(5,955)

Balance at December 31, 2007	5,000,000	$5,000	$0	$(5,955)	$(955)

Net Loss				$(6,243)	$(6,243)

Balance at December 31, 2008	5,000,000	$5,000	$0	$(12,198)	$(7,198)

Net Loss				$(7,300)	$(7,300)

Balance at December 31, 2009	5,000,000	$5,000	$0	$(19,498)	$(14,498)

Net Loss				$(6,518)	$(6,518)

Balance at December 31, 2010	5,000,000	$5,000	$0	$(26,016)	$(21,016)

Net Loss				$(8,152)	$(8,152)

Balance at September 30, 2011	5,000,000	$5,000	$0	$(34,168)	$(29,168)

The accompanying notes are an integral part of these financial statements

F-3

SUBMICRON TECHNOLOGIES, INC. (A Development Stage Enterprise) STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine months ended September 30, 2011	For the Nine months ended September 30, 2010	For the period February 16, 2007 (Inception) through September 30, 2011

Cash flows from operating activities
Net Loss	$(8,152)	$(5,088)	$(34,168)
Shares issued in lieu of services	0	0	5,000
Increase in Accounts Payable	2,660	0	2,660
Increase in Stockholder Advances	5,492	5,088	26,508
Cash flows from operating activities	0	0	0

Net increase in cash	0	0	0

Cash, beginning of period	0	0	0

Cash, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	0	0	0
Income taxes paid	0	0	0

The accompanying notes are an integral part of these financial statements

F-4

SUBMICRON TECHNOLOGIES, INC. (A Development Stage Enterprise) NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS September 30, 2011

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

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of September 30, 2011, the results of its operations and cash flows for the nine months ended September 30, 2011 and 2010, and from the date of inception (February 16, 2007) through September 30, 2011.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations and cash flows for the period since inception (February 16, 2007) through September 30, 2011 are not necessarily indicative of the results to be expected for the full year’s operation and should be read in conjunction with the Company’s 2010 annual 10-K filed on March 31, 2011.

F-5

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

IMPACT OF NEW ACCOUNTING STANDARDS

Management believes that all adjustments necessary for a fair statement of the results of the nine months ended September 30, 2011 and 2010 have been made.

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

F-6

NOTE 4 - SHAREHOLDER'S EQUITY

On February 16, 2007, the Board of Directors issued 5,000,000 shares of common stock for $5,000 in services to the founding shareholder of the Company to fund organizational start-up costs.

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2011:

   -   Common stock, $ 0.001 par value: 100,000,000 shares authorized;

       5,000,000 shares issued and outstanding;

   -   Preferred stock, $ 0.001 par value: 20,000,000 shares authorized; but none issued and outstanding.

NOTE 5 - DUE TO SHAREHOLDER

Since September 12, 2007, South Beach Live, Inc., the sole shareholder, has made advances to the Company for certain professional expenses while the Company is in the development stage.  Amounts advanced to the Company totaled $26,508 and $21,016 at September 30, 2011 and December 31, 2010, respectively.

F-7

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

Results of Operation

The Company did not have any operating income for the nine months ended September 30, 2011 and 2010.

The Company incurred $3,805 and $8,152 of general and administrative expenses in the three and nine months ended September 30, 2011, respectively, versus $1,280 and $5,088 in the three and nine months ended September 30, 2010.  The expenses are related to accounting, auditing and filing costs. The increase in the three and nine months ended September 30, 2011 is due to the SEC requirement to file in XBRL format.

10

Since inception, (February 16, 2007) through September 30, 2011, total general administrative costs were $34,168.  General and administrative expenses incurred since inception are primarily due to audit, accounting and other professional fees.

Liquidity and Capital Resources

At September 30, 2011, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

The Company and our shareholder will supervise the search for target companies as potential candidates for a business combination. The Company and our shareholder may pay as their own expenses any costs incurred in supervising the search for a target company. The Company and our shareholder may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended September 30, 2011, our Chief Executive and Chief Financial Officer as of September 30, 2011 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Item 2.     Changes in Securities.

None

Item 3.     Defaults Upon Senior Securities.

None

Item 4.     Removed and Reserved

Item 5.     Change in Control of Registrant

No changes in the nine months ended September 30, 2011.

Item 6.      Exhibits and Reports of Form 8-K.

None

(a)Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)Reports of Form 8-K

No form 8-K’s were filed in the three month period ended September 30, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: November 10, 2011

SubMicron Technologies, Inc.

By: /s/ Charles Stidham

Charles Stidham

President

12