Form 10-Q/A
period 2011-09-30
SubMicron Technologies, Inc.
filed 2011-11-16
CIK 1392486

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

EXPLANATORY NOTE

The purpose of this Form 10-Q/A to SubMicron Technologies, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on November 14, 2011 (the "Form 10-Q"), is solely to include the XBRL.

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

Dated: November 16, 2011

SubMicron Technologies, Inc.

By: /s/ Charles Stidham

Charles Stidham

President