Form 10-K
period 2011-12-31
SubMicron Technologies, Inc.
filed 2012-03-30
CIK 1392486

CURRENT REPORT FOR ISSUERS SUBJECT TO THE

1934 ACT REPORTING REQUIREMENTS

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the Fiscal Year Ended December 31, 2011

SUBMICRON TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

Colorado	27-0463459
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3767 Forest Lance, Suite 124, PMB-425

Dallas, Texas 75244

(Address of principal executive offices (zip code))

(972) 386-7360

(Registrant’s telephone number, including area code)

17120 North Dallas Parkway, Suite 235

Dallas, Texas 75248

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2011: $ 0

Shares of common stock outstanding at March 30, 2012: 5,000,000

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company has no office space and uses space provided by the Company President.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Common Stock is not currently quoted on any exchange.

Shareholders

As of December 31, 2011, there was one record holders of the Common Stock. As of March 30, 2012, there still is one record holder of the Common Stock.

Dividends

The Company has not paid cash dividends on any class of common equity since formation and the Company does not anticipate paying any dividends on its outstanding common stock in the foreseeable future.

Warrants

The Company has no warrants outstanding.

ITEM 6 SELECT FINANCIAL DATA

Not required.

ITEM 7 MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operation

For the year ended December 31, 2011 the Company did not have any operating revenue and $10,577 of general administrative costs versus $6,518 for the year ended December 31, 2010. Since inception, (February 16, 2007 through December 31, 2011, total general administrative costs were $36,593. All costs are accounting and service related.

Liquidity and Capital Resources

At December 31, 2011, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2011, our Chief Executive and Chief Financial Officer as of December 31, 2011 and as of the date of this report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2011. Based on its evaluation, our management concluded that, as of December 31, 2011, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

As of December 31, 2011, the following persons serve as directors and officers of the Company.

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

ITEM 11. EXECUTIVE COMPENSATION

Our executive officers received $-0- in 2011 and 2010.

ITEM 12. SECURITY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2011, the following persons are known to the Company to own 5% or more of the Company's Voting Stock:

		Amount owned
Title / relationship to Issuer	Name of Owner	Shares	Percent

Shareholder	South Beach Live, Inc.	5,000,000	100.00%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

South Beach Live, Inc. has advanced the Company $28,983 through the period ended December 31, 2011 and $21,016 at December 31, 2010 to pay for professional services.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K for fiscal year 2011 was $1,650 and in 2010 was $1,600.

(2) AUDIT-RELATED FEES

The aggregate audit fees billed for professional services rendered by our auditors, which are included in the Audit fees above, for the review of the quarterly unaudited financial statements included in the registrant’s Form 10-Q were approximately $550 per quarter for 2011 and $525 per quarter for 2010.

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
  The Board ensures that the firm is registered with the PCAOB.
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

PART IV

ITEM 15. EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report: Included in Part II, Item 8 of this report:

Independent Auditors Report

Balance Sheets as of December 31, 2011 and 2010.

Statements of Operations for the years ended December 31, 2011 and 2010, and from February 16, 2007 (date of inception) to December 31, 2011.

Statements of Changes in Stockholder’s Deficit for the year ended December 31, 2011 and from February 16, 2007 (date of inception) to December 31, 2011.

Statements of Cash Flows for years ended December 31, 2011 and 2010, and from February 16, 2007 (date of inception) to December 31, 2011.

Notes to the Financial Statements

(b) The Company did not file any Form 8-K’s in 2011.

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

Dated: March 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of SubMicron Technologies, Inc.

We have audited the accompanying balance sheets of SubMicron Technologies, Inc. as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholder's deficit, and cash flows for each of the years in the two-year period ended December 31, 2011 and for the period since inception (February 16, 2007) through December 31, 2011. SubMicron Technologies, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SubMicron Technologies, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 and for the period since inception (February 16, 2007) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP

Rochester, New York

March 30, 2012

SUBMICRON TECHNOLOGIES, INC.

(Formally Jag Media, Inc.)

(A Development Stage Company)

Balance Sheets

	As of December 31, 2011	As of December 31, 2010

Assets

Total Assets	$—	$—

Liabilities and Stockholder’s Deficit
Accounts payable	2,610
Due to stockholder	28,983	21,016
Total Liabilities	$31,593	$21016

Stockholder’s Deficit
Preferred stock, $.001 par value, 200,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 5,000,000 shares issued and outstanding	5,000	5,000
Additional paid in capital	—	—
Accumulated deficit	(36,593)	(26,016)
Total Stockholder’s Deficit	(31,593)	(21,016)
Total Liabilities and Stockholder’s Deficit	$—	$—

The accompanying notes are an integral part to the financial statements

SUBMICRON TECHNOLOGIES, INC.

(Formally Jag Media, Inc.)

(A Development Stage Company)

Statements of Operations

	Years Ended		For the Period February 16, 2007 (Inception)
	December 31, 2011	December 31, 2010	To December 31, 2011

REVENUES
Revenue	$—	$—	$—

OPERATING EXPENSES:
General and administrative	10,577	6.518	36,593
Total operating expenses	$10,577	$6.518	$36,593

NET LOSS	$(10,577)	$6,518)	$(36,593)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part to the financial statements

	SUBMICRON TECHNOLOGIES, INC. (Formally Jag Media, Inc.) (A Development Stage Company)
	Statements of Changes in Stockholder’s Deficit
	For the period from February 16, 2007 (Inception) to December 31, 2010 and For the Year Ended December 31, 2011
	Common		Paid-in	Accumulated
	Shares	Par	Capital	Deficit	Totals

Balances: February 16, 2007	0	$0	$0	$0	$0

Shares issued in lieu of services	5,000,000	$5,000	0	0	$ 5,000

Net loss				($5,955)	($5,955)

Balances: December 31, 2007	5,000,000	$5,000	0	($5,955)	($955)

Net Loss				($6,243)	($6,243)

Balances: December 31, 2008	5,000,000	$5,000	0	($12,198)	($7,198)

Net loss				($7,300)	($7,300)

Balances: December 31, 2009	5,000,000	$5,000	$0	($19,498)	($14,498)

Net loss				($6,518)	($6,518)

Balances: December 31, 2010	5,000,000	$5,000	$0	($26,016)	($21,016)

Net loss				($10,577)	($10,577)

Balances: December 31, 2011	5,000,000	$5,000	$0	($36,593)	($31,593)

The accompanying notes are an integral part to the financial statements

SUBMICRON TECHNOLOGIES, INC.

(Formally Jag Media, Inc.)

(A Development Stage Company)

Statements of Cash Flows

	Year ended December 31, 2011	Year ended December 31, 2010	For the Period February 16, 2007 (Inception) to December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,577)	$(6,518)	$(36,593)
Adjustments to reconcile net loss to cash used by operating activities:
Change in assets and liabilities:
Shares issued in lieu of services	—	—	5,000
Increase in Accounts Payable	2,610		2,610
Increase in Stockholder Advances	7,967	6,518	28,983
CASH FLOWS FROM OPERATING ACTIVITIES	—	—	—

NET INCREASE IN CASH	—	—	—

Cash, beginning of period	—	—	—
Cash, end of period	$—	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part to the financial statements

SUBMICRON TECHNOLOGIES, INC.

(Formally Jag Media, Inc.)

(A Development Stage Company)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

December 31, 2011

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

General

The accompanying financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of December 31, 2011, the results of operations and cash flows for the years ended December 31, 2011 and 2010, and from February 16, 2007 (date of inception) through December 31, 2011.

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

IMPACT OF NEW ACCOUNTING STANDARDS

Management believes that all adjustments necessary for a fair statement of the results of the years ended December 31, 2011 and 2010 have been made.

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

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2011:

- Common stock, $ 0.001 par value: 100,000,000 shares authorized;

5,000,000 shares issued and outstanding;

- Preferred stock, $ 0.001 par value: 20,000,000 shares authorized; but none issued and outstanding.

NOTE 5 - DUE TO STOCKHOLDER

Since September 12, 2007, South Beach Live, Inc., the sole stockholder, has made advances to the Company for certain professional expenses while the Company is in the development stage. Amounts advanced to the Company totaled $28,983 and $21,016 at December 31, 2011 and December 31, 2010, respectively.

